Form 10-Q
period 1997-06-30
TSI INTERNATIONAL SOFTWARE LTD
filed 1997-08-13
CIK 1039276

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 for the quarterly period ended June 30, 1997

                                   OR
--- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.


                        Commission File Number: 0-22667

                        TSI INTERNATIONAL SOFTWARE LTD.
             (Exact name of registrant as specified in its charter)

            Delaware                                06-1132156
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


        45 Danbury Road, Wilton, CT                     06897
        (Address of principal executive offices)      (Zip Code)


              Registrant's telephone number, including area code:
                                  203-761-8600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes          No  X
                                  -------    -------

As of July 31, 1997, Registrant had outstanding 9,056,542 shares of Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                        TSI INTERNATIONAL SOFTWARE LTD.

                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
ITEM 1      FINANCIAL INFORMATION (UNAUDITED)

            Financial Statements

            Balance Sheets as of and June 30, 1997 and
               December 31, 1996......................................................................        3

            Statements of Income for the Three Months
               and Six Months Ended
               June 30, 1997 and 1996.................................................................        4

            Condensed Statements of Cash Flows for the Six Months
               Ended June 30, 1997 and 1996...........................................................        5

            Notes to Financial Statements.............................................................        6

            ITEM 2.  Management's Discussion and
             Analysis of Financial Condition and Results of Operations................................        8


PART II   OTHER INFORMATION

            ITEM 2.  SALE OF UNREGISTERED SECURITIES..................................................        18

            ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF
            SECURITY HOLDERS..........................................................................        18

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................        18


SIGNATURES............................................................................................        19

                                              TSI INTERNATIONAL SOFTWARE LTD.
                                                       BALANCE SHEETS

                                                                                      JUNE 30,                DECEMBER 31,
                                                                                        1997                      1996
                                                                                --------------------       ------------------
                                                                                    (Unaudited)
                                    ASSETS
                                    ------
Current assets:
     Cash                                                                              $   513,100             $     41,300
     Accounts receivable, less allowances of (unaudited)
       $350,200 and $319,900                                                             5,428,400                4,380,900
     Current portion of investment in licensing
       contracts receivable, net of unearned finance
       income of (unaudited) $81,200 and
       $84,200                                                                             701,000                  742,000
     Prepaid expenses and other current assets                                             878,900                  388,000
                                                                                       -----------             ------------
     Total current assets                                                                7,521,400                5,552,200
Furniture, fixtures and equipment, net                                                   1,386,300                1,304,400
Investment in licensing contracts receivable, net of
     unearned finance income of (unaudited) $42,100, and
     $50,100, less current portion                                                         508,700                  551,600
Other assets                                                                               124,100                  113,100
                                                                                       -----------             ------------
                                                                                       $ 9,540,500             $  7,521,300
                                                                                       ===========             ============
                  LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
                  ------------------------------------------

Current liabilities:
     Accounts payable                                                                  $ 1,067,700             $    694,800
     Accrued expenses                                                                    1,291,900                1,486,500
     Current portion of deferred maintenance
       revenue                                                                           3,891,500                4,591,200
                                                                                       -----------             ------------
Total current liabilities                                                                6,251,100                6,772,500
Long-term debt (note 3)                                                                  3,840,100                2,790,100
Other long-term liabilities                                                                 23,400                   27,400
Deferred maintenance revenue, less current portion                                         204,800                  225,000
                                                                                       -----------             ------------
         Total liabilities                                                              10,319,400                9,815,000
                                                                                       -----------             ------------
Stockholders' (deficiency) (notes 2 and 3):
     Convertible preferred stock ($8,219,000 aggregate
       liquidation preference)                                                               9,100                    8,600
     Common stock (3,888,166 shares authorized,
       par value $.01)                                                                      30,000                   30,000
     Additional paid-in capital                                                          8,881,700                7,888,800
     Accumulated deficit                                                                (9,457,100)             (10,036,600)
     Cumulative foreign currency translation adjustment                                   (177,600)                (119,500)
     Treasury stock, at cost                                                               (65,000)                 (65,000)
                                                                                       -----------             ------------
         Total stockholders' (deficiency)                                                 (778,900)              (2,293,700)
                                                                                       -----------             ------------
                                                                                       $ 9,540,500             $  7,521,300
                                                                                       ===========             ============

See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.
                             STATEMENTS OF INCOME

                                  (UNAUDITED)


                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                    JUNE 30,                           JUNE 30,
                                                    -------                            -------
                                              1997              1996               1997              1996
                                         ------------       -----------        -----------       -----------
Revenues:
     Software licensing                  $  3,174,800       $ 1,878,400        $ 5,905,900       $ 3,660,900
     Service, maintenance and other         2,980,000         2,357,900          5,756,800         4,663,900
                                         ------------       -----------        -----------       -----------
          Total revenues                    6,154,800         4,236,300         11,662,700         8,324,800
                                         ------------       -----------        -----------       -----------
Cost of revenues:
     Software licensing                       133,200            88,100            306,700           181,400
     Service, maintenance and other           530,300           466,500          1,078,500           897,900
                                         ------------       -----------        -----------       -----------
          Total cost of revenues:             663,500           554,600          1,385,200         1,079,300
                                         ------------       -----------        -----------       -----------
Gross profit                                5,491,300         3,681,700         10,277,500         7,245,500
                                         ------------       -----------        -----------       -----------
Operating expenses:
     Product development                    1,056,400           831,000          2,129,800         1,610,300
     Selling and marketing                  3,088,400         2,001,000          5,672,100         3,894,800
     General and administrative             1,008,800           628,000          1,786,000         1,356,300
                                         ------------       -----------        -----------       -----------
         Total operating expenses           5,153,600         3,460,000          9,587,900         6,861,400
                                         ------------       -----------        -----------       -----------
         Operating income                     337,700           221,700            689,600           384,100
Borrowing expenses                            (90,600)          (69,700)          (153,700)         (148,200)
Interest income                                29,700            34,400             60,200            74,600
                                         ------------       -----------        -----------       -----------
         Income before income taxes           276,800           186,400            596,100           310,500
Provision for income taxes                     10,000                 -             16,600             3,000
                                         ------------       -----------        -----------       -----------
         Net income                      $    266,800        $  186,400        $   579,500       $   307,500
                                         ============        ==========        ===========       ===========
Net income per share                            $0.04             $0.03              $0.09             $0.05
                                         ============        ==========        ===========       ===========
Weighted average number of common
     and common equivalent shares
     outstanding                            6,561,247         5,880,714          6,510,368         5,804,559
                                         ============        ==========        ===========       ===========


See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.
                      CONDENSED STATEMENTS OF CASH FLOWS
                  REPRESENTING INCREASES (DECREASES) IN CASH

                                  (UNAUDITED)



                                                                                  SIX MONTHS
                                                                                 ENDED JUNE 30,
                                                                 ---------------------------------------------------
                                                                          1997                           1996
                                                                 -------------------           ---------------------
Cash flows from operating activities:
         Net cash provided (used) by operating activities              $  (1,216,300)                  $    440,900

Cash used by investing activities-Purchase of furniture
     fixtures and equipment                                                 (337,800)                      (238,100)

Cash flows from financing activities:
     Net borrowings (repayments) under revolving line
       of credit                                                           1,050,000                       (300,000)
     Payments under capital leases                                           (21,400)                       (37,200)
     Proceeds from sale of preferred stock (note 4)                          993,400                              -
                                                                       -------------                   ------------
         Net cash (used) provided by financing activities                  2,022,000                       (337,200)

Effect of exchange rate changes on cash                                        3,900                         (1,700)
                                                                       -------------                   ------------

         Net change in cash                                                  471,800                       (136,100)
Cash at beginning of period                                                   41,300                        142,500
                                                                       -------------                   ------------
Cash at end of period                                                  $     513,100                   $      6,400
                                                                       =============                   ============

Supplemental information:
Cash paid for:
     Interest                                                          $     145,800                   $    137,400
     Income taxes                                                             20,000                         20,000
Non-cash investing activity --
     Acquisition of equipment under capital leases                     $      30,000                              -
                                                                       =============                   ============


See accompanying notes to financial statements.

                         TSI INTERNATIONAL SOFTWARE LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     TSI International Software Ltd. (the "Company") develops, markets, licenses and supports computer software and related services which allow organizations to integrate their business applications within the enterprise and with outside business partners. The Company's customers are located primarily throughout the U.S. and Western Europe and represent a broad range of industries.

(a)  Unaudited Interim Financial Statements

     The interim financial statements contained herein are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for any subsequent quarter or the entire fiscal year ending December 31, 1997.

     Reference should be made to the Registration Statement on Form S-1 (No. 333-27293) filed in connection with the Company's initial public offering ("IPO") which include its audited financial statements for the year ended December 31, 1996.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.


(b)  Revenue Recognition

     Software licensing revenues are recognized upon shipment of the product if there are no significant post-delivery obligations, or at a later date once such obligations are satisfied. Maintenance contract revenue is recognized ratably over the term of the contracts, which are generally for one year. The unrecognized portion of maintenance revenue is classified as deferred maintenance revenue in the accompanying balance sheets. Consulting and training revenues are recognized as services are performed.

     The Company licenses its KEY/MASTER product on a term-use basis for 15 to 60 month periods. The contracts provide for maintenance and generally do not have renewal or purchase options. At contract inception, the present value of the payments to be received under the contract is apportioned between software licensing revenue and maintenance revenue and recognized as described above. The present value of the payments to be received are recorded as the investment in licensing contracts receivable. License interest revenue is recognized over the term of the contract at a constant rate of return.

(c)  Net Income Per Share

     Net income per share is usually calculated using the weighted average number of common and common equivalent shares outstanding during each period, after retroactive adjustment for stock splits. In addition, the Securities and Exchange Commission requires that shares issued or options and warrants granted within one year of an IPO at prices below the IPO price be shown as outstanding (using the Treasury Stock method) for all periods presented. Further, in connection with the IPO, all outstanding preferred stock will be converted into common stock on the basis described in note 6 of the financial statements included in the Registration Statement on Form S-1, and accordingly are shown as outstanding for all periods presented. Following are the components of common stock used to calculate net income per share:

                        TSI INTERNATIONAL SOFTWARE LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



                                                            Three Months Ended                               Six Months Ended
                                                                 June 30,                                        June 30,
                                                     --------------------------------             --------------------------------
                                                        1997                   1996                  1997                  1996
                                                     ---------               --------             ----------             ---------
Weighted average common shares
   outstanding                                       2,886,822              2,886,822              2,886,822             2,886,822
Increment for shares issued within
   one year of the IPO                                 232,167                232,167                232,167               232,167
Common shares expected to be issued
   for conversion of preferred stock                 2,609,415              2,609,415              2,609,415             2,609,415
Dilutive effect of stock options                       832,843                152,310                781,964                76,155
                                                     ---------              ---------              ---------             ---------
Weighted average common and common
   equivalent shares outstanding                     6,561,247              5,880,714              6,510,368             5,804,559
                                                     =========              =========              =========             =========

(d)  Use of Estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  SALE OF PREFERRED STOCK

     On May 15, 1997, the Company sold 50,000 shares of Series E convertible preferred stock at $20 per share to Mitsui & Co., Ltd. and two foreign investors. At the closing of the IPO, these shares were converted into an aggregate of 150,000 shares of common stock.

                        TSI INTERNATIONAL SOFTWARE LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(3)  SUBSEQUENT EVENTS

     The Company completed its initial public offering of common stock, $.01 par value, on July 2, 1997. Pursuant to the IPO, 4,000,000 shares were sold to the public, of which 3,000,000 were previously unissued shares sold by the Company and 1,000,000 were sold by certain selling stockholders. The net proceeds of $24.4 million (net of expenses of $700,000) were used to repay $3.4 million of indebtedness under the Company's bank credit line. The remaining portion of the proceeds has been added to the Company's working capital and will be used for general corporate purposes. Pending such use, the funds are invested in short-term, interest-bearing, investment-grade obligations. In July 1997, the underwriters exercised their overallotment option and purchased an additional 600,000 shares of Common Stock from the selling stockholders.

     On May 8, 1997, the Board of Directors approved, at the closing of the IPO:
(i) an increase in the number of authorized shares of common stock and preferred stock to 20,000,000 and 5,000,000 shares, respectively; and (ii) a three-for-one common stock split. The accompanying financial statements have been retroactively adjusted to reflect this common stock split.

     Pursuant to the Company's Certificate of Incorporation, upon closing of the IPO all outstanding shares of preferred stock were converted into an aggregate of 2,759,715 shares of common stock.

     Upon completion of the IPO, certain outstanding warrants were exercised into an aggregate of 296,827 shares of Common Stock, on a net exercise basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

     This report contains or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, (i) the effects of rapid technological change and the need to make frequent product transitions, (ii) the potential for software defects, (iii) the impact of competitive products and pricing, (iv) less than anticipated growth in the market for the SAP R/3 system and related services, (v) uncertainties in attracting and retaining needed management, marketing, sales, professional services and product development personnel, (vi) the Company's ability to manage growth, (vii) the success of the Company's Mercator product line, (viii) the Company's ability to develop additional distribution channels, and (ix) those discussed in "Factors That May Affect Future Results" contained herein and in the Company's other filings with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-27293). Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

Overview

     The Company was incorporated in Connecticut in 1985 and reincorporated in Delaware in September 1993. In June 1991, the Company began developing its Mercator product and in December 1993 released Version 1.0 of Mercator. The Company released the latest version of the Mercator in May 1996 and released its Mercator for R/3 product in June 1996.

     Historically, the Company had derived a majority of its revenues from products other than Mercator, primarily its Trading Partner family of products and each KEY/MASTER product. However, revenue related to Mercator has grown significantly in each of the last three years and has increased as a percentage of total revenues. The Company believes that future growth in revenues, if any, will be mainly attributable to its Mercator product line. In view of the relatively recent introduction of Mercator, the Company believes it cannot accurately predict the amount of revenues that will be attributable to such products or the life of such products. To the extent the Company's Mercator products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially and adversely affected.

     The Company's revenues are derived principally from two sources: (i) license fees for the use of the Company's software products and (ii) service fees for maintenance, consulting services and training related to the Company's software products. The Company generally recognizes revenue from software license fees upon shipment, unless the Company has significant post-delivery obligations, in which case revenues are recognized when such obligations are satisfied. The Company's KEY/MASTER product is licensed under term-use contracts rather than for a one-time license fee, and the Company recognizes revenue from such arrangements on a present=value basis at the inception of the contract. Revenues from consulting and training are recognized as services are performed, and maintenance revenues are recognized ratably over the maintenance period, typically one year. The Company does not actively market new contracts for KEY/MASTER but continues to receive KEY/MASTER revenues, principally maintenance revenue. As a result, KEY/MASTER accounts for a larger proportion of maintenance revenues than license revenues and increases the percentage of the Company's total revenues represented by services, maintenance and other revenue. The Company intends to increase the scope of its service offerings with the goal of increasing license revenues from sales of its products. The Company does not believe that the mix of software licensing and service, maintenance and other revenues will change substantially in the future.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

Revenues:

     Total Revenues. The Company's total revenues increased 45% from $4.2 million in the second quarter of 1996 to $6.2 million in the comparable period of 1997.

     Software Licensing. Software licensing revenues increased 69% from $1.9 million in the second quarter of 1996 to $3.2 million in the comparable period of 1997, primarily as a result of an increase in Mercator license revenues and, to a lesser extent, an increase in Trading Partner PC revenues from an EDI enablement program for a large computer company.

     Service, Maintenance and Other. Service, maintenance and other revenues increased 26% from $2.4 million in the second quarter of 1996 to $3.0 million in the comparable period of 1997, mainly as a result of higher professional service fees associated with sales of Mercator and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease in KEY/MASTER maintenance revenues. Maintenance revenues attributable to KEY/MASTER were $1.2 million and $1.1 million for the second quarter of 1996 and 1997, respectively.

     Cost of Revenues. Cost of software licensing revenues consists primarily of media, manuals, distribution costs and the cost of third party software that the Company resells. Cost of service, maintenance and other revenues consists primarily of personnel-related costs in providing maintenance, technical support and professional services (consulting and training) to customers. Gross margin on software licensing revenues is higher than gross margin on service, maintenance and other revenues, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services. Cost of service, maintenance and other revenues also varies based upon the mix of maintenance, technical support, consulting and training services.

     Cost of Software Licensing. Cost of software licensing revenues increased 51% from $88,100 in the second quarter of 1996 to $133,200 in the comparable period of 1997, primarily due to increased sales of software licenses. Software licensing gross margin remained relatively constant at 95% and 96% in the second quarters of 1996 and 1997, respectively.

     Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 14% from $467,000 in the second quarter of 1996 to $530,000 in the comparable period of 1997, primarily due to increased professional services rendered, particularly Mercator-related services. Service, maintenance and other gross margin was 80% and 82% for the second quarter of 1996 and 1997, respectively.

Operating Expenses

     Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products and consist primarily of salaries, recruiting and other personnel-related expenses, depreciation of development equipment, supplies, travel and allocated facilities and communications costs. Product development costs increased 27% from $831,000 in the second quarter of 1996 to $1.1 million in the second quarter of 1997 due to increased product development activities related to the Mercator product line. Product development expenses as a percentage of total revenue decreased from 20% in the second quarter of 1996 to 17% in the second quarter of 1997 due to the large increase in revenues, as compared to a smaller increase in product development costs. The Company believes that a significant level of research an development expenditures is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development. The Company expects that the dollar amount of research and development expenses will increase through at least the remainder of 1997. To date, all research and development expenditures have been expensed as incurred.

     Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product descriptive literature and allocated facilities and communications costs. Selling and marketing costs increased 54% from $2.0 million in the second quarter of 1996 to $3.1 million in the second quarter of 1997, primarily due to the increased number of sales and marketing personnel and increased expenditures for Mercator-related marketing programs. Selling and marketing expenses as a percentage of total revenues rose from 47% in the second quarter of 1996 to 50% in the second quarter of 1997 due to the increase in sales and marketing personnel and higher Mercator-related marketing costs. The Company expects to continue hiring additional sales and marketing personnel and to increase promotional expenses through at least the remainder of 1997 to address Mercator marketing opportunities and anticipates that sales and marketing expenses will increase in absolute dollar amount.

     General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs. General and administrative expenses increased 61% from $628,000 in the second quarter of 1996 to $1.0 million in the second quarter of 1997, primarily due to increased administrative costs to support the Company's growth. General and administrative expenses as a percentage of total revenues increased slightly from 15% in the second quarter of 1996 to 16% in the second quarter of 1997. The Company believes that the dollar amount of its general and administrative expenses will increase as the Company expands its administrative staff and incurs additional costs (including directors' and officers' liability insurance, investor relations programs and increased professional fees) related to being a public company.

Other Income (Expense), Net

     Interest income represents interest earned on the Company's term-use contracts and was negligible for the quarters ended June 30, 1996 and 1997. Borrowing expenses were $70,000 in the second quarter of 1996 as compared to $90,600 in the second quarter of 1997 due to higher borrowing levels incurred in 1997 to support the Company's growth.

Provision for Income Taxes

     Due to the utilization of net operating loss carryforwards, the provisions for income taxes for the quarters ended June 30, 1996 and 1997 were not significant.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996


Revenues:

     Total Revenues. The Company's total revenues increased 40% from $8.3 million in the first six months of 1996 to $11.7 million in the comparable period of 1997.

     Software Licensing. Software licensing revenues increased 61% from $3.7 million in the first six months of 1996 to $5.9 million in the comparable period of 1997, primarily as a result of an increase in Mercator license revenues and an increase in Trading Partner PC revenues from an EDI enablement program for a large computer company.

     Service, Maintenance and Other. Service, maintenance and other revenues increased 24% from $4.7 million in the first six months of 1996 to $5.8 million in the comparable period of 1997, mainly as a result of higher professional services associated with sales of Mercator and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease in KEY/MASTER maintenance revenues. Maintenance revenues attributable to KEY/MASTER were $2.4 million and $2.2 million for the first six months of 1996 and 1997, respectively.


Cost of Revenues

     Cost of Software Licensing. Cost of software licensing revenues increased 70% from $181,000 in the first six months of 1996 to $307,000 in the comparable period of 1997, primarily due to increased sales of software licenses and resale of third party software. Software licensing gross margins were 95% each in the first six months of 1996 and 1997.

     Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 20% from $898,000 in the first six months of 1996 to $1.1 million in the comparable period of 1997, primarily due to increased professional services rendered, particularly Mercator-related services. Service, maintenance and other gross margins were 81% for the first six months of 1996 and 1997.


Operating Expenses

     Product Development. Product development costs increased 32% from $1.6 million in the first six months of 1996 to $2.1 million in the comparable period of 1997 due to increased product development related to the Mercator product line. Product development expenses as a percentage of total revenue decreased from 19% in the first six months of 1996 to 18% in the first six months of 1997 due to the large increase in revenues, as compared to a smaller increase in product development costs.

     Selling and Marketing. Selling and marketing costs increased 46% from $3.9 million in the first six months of 1996 to $5.7 million in the first six months of 1997, primarily due to the increased number of sales and marketing personnel. Selling and marketing expenses as a percentage of total revenues rose from 47% in the second quarter of 1996 to 49% in the second quarter of 1997 due to the increase in sales and marketing personnel and higher Mercator-related marketing costs.

     General and Administrative. General and administrative expenses increased 32% from $1.4 million in the first six months of 1996 to 1.8 million in the comparable period of 1997, primarily due to increased administrative costs to support the Company's growth. General and administrative expenses as a percentage of total revenues decreased from 16% in the first six months of 1996 to 15% in the comparable period of 1997.

Other Income (Expense), Net

     Interest income represents interest earned on the Company's term-use contracts and was $60,000 for the first six months of 1997 compared to $75,000 for the first six months of 1996 due to lower amounts of term contracts. Borrowing expenses were $148,000 in the first six months of 1996 as compared to $154,000 in the comparable period of 1997.

Provision For Income Taxes

     Due to the utilization of net operating loss carryforwards, the provisions for income taxes for the six-month periods ended June 30, 1996 and 1997 were not significant.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had funded its operations to date primarily through private sales of equity securities and its $4.0 million bank line of credit and cash generated through operations. On May 15, 1997, the Company raised an additional $1.0 million through the sale of Preferred Stock to Mitsui & Co., Ltd. and two other foreign investors. Operating activities provided (used) net cash of $441,000 and $(1.2 million) during the first six months of 1996 and 1997, respectively.

     Investing activities (used) net cash of $(238,000) and $(338,000) during the first six months of 1996 and 1997, respectively, primarily to fund capital expenditures needed to support expansion of the Company's business. Financing activities (used) generated net cash of $(337,000) and $2.0 million, for the first six months of 1996 and 1997, respectively, from (repayments) borrowings of debt and the sale of Preferred Stock in 1997 as described above. Since December 31, 1996, the Company experienced an increase in accounts receivable from $4.4 million at December 31, 1996 to $5.4 million at June 30, 1997. The Company experienced an increase in days sales outstanding from December 31, 1996 to June 30, 1997 from approximately 70 days to approximately 79 days. This ratio is down from the March 31, 1997 level of approximately 86 days. Through June 1997, additional borrowings were required to fund the higher levels of receivables.

     Capital expenditures have been, and future capital expenditures are anticipated to be, primarily for facilities, equipment and computer software to support expansion of the Company's operations. As of June 30, 1997, the Company had no material commitments for capital expenditures. The Company's bank line of credit generally limits capital expenditures to $400,000 per quarter.

     At June 30, 1997, the Company had $513,000 in cash due to large collections of accounts receivable at the end of June 1997. Because these funds were uncleared funds, the loan balance could not be repaid until early July, 1997. Prior to the closing of the IPO, the Company repaid $450,000 of its $3.8 million in borrowings outstanding at June 30, 1997 under its bank line of credit.

     On July 2, 1997, the Company completed its initial public offering of 4,000,000 shares of Common Stock. The net proceeds of the offering of $24.4 million (net of expenses of $700,000) were used to repay $3.4 million of indebtedness under the Company's bank credit line and the remainder of the proceeds was added to the Company's working capital.

     The Company's bank line of credit remained in effect after the IPO and the maximum amount that can be borrowed under the bank line of credit is $4.0 million, with borrowings limited to a percentage of eligible accounts receivable and term contracts, plus the amount of the bank line of credit guaranteed by the Connecticut Development Authority ($600,000 at June 30, 1997). The bank line of credit expires in November 1998. Borrowings may take the form of prime rate loans (which bear interest at the bank's prime rate plus 1.0%) or LIBOR rate loans (which bear interest at the applicable LIBOR rate plus 3.0%). The entire outstanding loan balance at June 30, 1997 consisted of prime rate loans (bearing interest at 9.5%). The Company's obligation under this credit line are secured by substantially all of the Company's assets. The bank line of credit contains certain financial covenants and also prohibits cash dividends, mergers and acquisitions. The Company is currently in compliance with these covenants. Upon the closing of the IPO, the loan balance was repaid in full and accordingly, there are currently no amounts outstanding under this credit line. As of June 30, 1997, in addition to its borrowings outstanding under its bank line of credit, the Company had $68,600 of capital lease obligations.

     The Company believes that the proceeds from the IPO, together with its current cash and cash equivalent balances, its line of credit and net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's operating requirements, the Company may seek additional debt or equity financing.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Risk of Fluctuations in Operating Results. The Company's quarterly and annual operating results have varied significantly in the past and are expected to do so in the future. Accordingly, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others: the size, timing and terms of individual license transactions; the sales cycle for the Company's products; demand for and market acceptance of the Company's products and related services (particularly its Mercator products); the number of businesses implementing the SAP R/3 system as well as the number of such businesses requiring third party business application integration software and related services; the Company's ability to expand, and market acceptance of, its professional services business; the timing of expenditures by the Company in anticipation of product releases or increased revenue; the timing of product enhancements and product introductions by the Company and its competitors; market acceptance of enhanced versions of the Company's existing products and of new products; changes in pricing policies of the Company and its competitors; variations in the mix of products and services sold by the Company; the mix of channels through which products and services are sold; the success of the Company in penetrating international markets; the buying patterns and budgeting cycles of customers; personnel changes, the Company's ability to attract and retain qualified sales, professional services and research and development personnel and the rate at which such personnel become productive; and general economic conditions. In particular, the ability of the Company to achieve growth in the future will depend on its success in adding a substantial number of sales, professional services and research and development personnel. Competition for such personnel is intense and there can be no assurance the Company will be able to attract and retain these personnel.

     Licensing of the Company's software products historically has accounted for a substantial portion of the Company's revenues, and the Company anticipates that this trend will continue for the foreseeable future. Software license revenues are difficult to forecast for a number of reasons. The Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The length of the sales cycles for the Company's products can vary significantly from customer to customer and from product to product and, in certain instances, can be as long as nine months or more. Furthermore, the terms and conditions of individual license transactions, including prices and discounts, may be negotiated based on volumes and commitments, and may vary considerably from customer to customer. In addition, the Company has generally recognized a substantial portion of its quarterly software licensing revenues in the last month of each quarter. Accordingly, the cancellation or deferral of even a small number of purchases of the Company's products has in the past and could in the future have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's future revenues will also be difficult to predict and the Company has, in the past, failed to achieve its revenue expectations for certain periods. The Company's expense levels are based, in part, on its expectation of future revenues, and expense levels are, to a large extent, fixed in the short term. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, operating results are likely to be materially and adversely affected. Net income may be disproportionately affected by a reduction in revenue because a large portion of the Company's expenses is related to headcount that cannot be easily reduced without adversely affecting the Company's business. In addition, the Company currently intends to increase its operating expenses by expanding its research and product development staff, particularly research and development personnel to be devoted to the Company's Mercator product line, increasing its professional services and sales and marketing operations, expanding distribution channels and hiring personnel in other operating areas. The Company expects to experience a significant time lag between the date professional services, sales and technical personnel are hired and the date such personnel become fully productive. The timing of such expansion and the rate at which new technical, professional services and sales personnel become productive as well as the timing of the introduction and success of new distribution channels could cause material fluctuations in quarterly results of operations. Furthermore, to the extent such increased operating expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition could be materially and adversely affected.

  Due to the foregoing factors, it is likely that in some future quarter the Company's revenue or operating results will not meet the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

  Dependence on Mercator Product Line. The Company introduced its Mercator products in 1993. In recent years, a significant portion of the Company's revenue has been attributable to licenses of its Mercator products and related services, and the Company expects that represent an increasing portion of the Company's total revenue for the foreseeable future. The development and marketing of its Mercator product line as required the Company to, among other things, focus its attention and resources away from some of its traditional products, market its products to a different customer base and shift a large portion of its development efforts to the Mercator product line. Accordingly, the Company's future operating results are highly dependent on the market acceptance and growth of its Mercator product line and enhancements thereto. There can be no assurance that market acceptance of the Mercator product line will increase or remain at current levels or that the Company will be able to successfully market the Mercator product line and develop extensions and enhancements to this product line on a long-term basis. In the event the Company's current or future competitors release new products that provide, or are perceived as providing, more advanced features, greater functionality, better performance, better compatibility with other systems or lower prices than the Mercator product line, demand for the Company's products and services would likely decline. See "-- Risks Associated with Technological Change, Product Enhancements and New Product Development" and "-- Competition." A decline in demand for, or market acceptance of, the Mercator product line as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on SAP R/3 System Implementations. A substantial portion of the Company's sales of its Mercator products and related services has been attributable to sales of Mercator for R/3 and related services. The Company believes that its future revenue growth, if any, will also depend in part upon continued sales of Mercator for R/3 and related services. The Company has devoted and must continue to devote substantial resources to identifying potential customers in the R/3 market, building relationships with strategic partners and attracting and retaining skilled technical, sales and professional services personnel with expertise in R/3systems. Personnel with expertise in the R/3 system are in high demand and as such are typically difficult to hire and retain. Regardless of the investments the Company makes in pursuing this new market, there can be no assurance that the Company will be successful in implementing a sales and marketing strategy appropriate for this market or in attracting and retaining the necessary skilled personnel.

     Demand for and market acceptance of Mercator for R/3 and related services will be dependent on the continued market acceptance of the SAP R/3 system. As a result, any factor adversely affecting demand for or use of SAP's R/3 system could have a material adverse effect on the Company's business, operating results and financial condition. Implementation of the SAP R/3 system is a costly and time-consuming process and there can be no assurance that businesses will choose to purchase such systems. Furthermore, there can be no assurance that businesses which may implement such systems will wish to commit the additional resources required to implement Mercator for R/3. In addition, SAP could in the future introduce business application integration solutions competitive with Mercator for R/3 and related services. Moreover, any changes in or new versions of SAP's R/3 system could materially and adversely affect the Company's business, operating results and financial condition if the Company were not able to successfully develop or implement any related changes to Mercator for R/3 in a timely fashion. The Company will also be required to maintain ALE certification for Mercator for R/3. In order to maintain such certification, the Company's product must adhere to SAP's technical specifications which are updated by SAP from time to time, and the Company has no control over whether and when such specifications will be changed. Any material change by SAP in such specifications could require the Company to devote significant development resources to updating this product to comply with such specifications. In such event, there can be no assurance that the Company would be able to successfully modify Mercator for R/3 on a timely basis, if at all, and any failure to do so could materially and adversely affect the Company's business, operating results and financial condition.

     Risks Associated with Technological Change, Product Enhancements and New Product Development. The market for the Company's products and services is characterized by extremely rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to anticipate changes and enhance its current products and develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of its customers. The Company's products may be rendered obsolete if the Company fails to anticipate or react to change. Development of enhancements to existing products and new products depends, in part, on the timing of releases of new versions of applications systems by vendors, the introduction of new applications, systems or computing platforms, the timing of changes in platforms, the release of new standards or changes to existing standards, and changing customer requirements, among other factors. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its product enhancements or new products will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the introduction of product enhancements and new products and may experience such delays in the future. Furthermore, as the number of applications, systems and platforms supported by the Company's products increases, the Company could experience difficulties in developing on a timely basis product enhancements which address the increased number of new versions of applications, systems or platforms served by its existing products. Failure of the Company, for technological or other reasons, to develop and introduce product enhancements or new products in a timely and cost-effective manner or to anticipate and respond adequately to changing market conditions, as well as any significant delay in product development or introduction, could cause customers to delay or decide against purchases of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company may, in the future, seek to develop and market enhancements to existing products or new products which are targeted for applications, systems or platforms which the Company believes will achieve commercial acceptance. These efforts could require the Company to devote significant development and sales and marketing personnel as well as other resources to such efforts which would otherwise be available for other purposes. There can be no assurance that the Company will be able to successfully identify such applications, systems or platforms, or that such applications, systems or platforms will achieve commercial acceptance or that the Company will realize a sufficient return on its investment. Failure of these targeted applications, systems or platforms to achieve commercial acceptance or the failure of the Company to achieve a sufficient return on its investment could have a material adverse effect on the Company's business, operating results and financial condition.

  In addition, the introduction or announcement by the Company, or by one or more of its current or future competitors, of products embodying new technologies or features could render the Company's existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of enhanced or new product offerings by the Company or its current or future competitors will not cause customers to defer or cancel purchases of existing Company products. Such deferment or cancellation of purchases could have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence Upon Development of Distribution Channels. An integral part of the Company's strategy is to expand both its direct sales force and its indirect sales channels such as Value-Added Resellers ("VARs"), Independent Software Vendors ("ISVs"), Systems Integrators ("SIs") and distributors. Although VARs, ISVs, SIs and distributors have not accounted for a substantial percentage of the Company's total revenues historically, the Company is increasing resources dedicated to developing and expanding its indirect distribution channels. There can be no assurance that the Company will be successful in expanding the number of indirect distribution channels for its products. Furthermore, any new VARs, ISVs, SIs or distributors may offer competing products, or have no minimum purchase requirements of the Company's products. There can also be no assurance that such third parties will provide adequate levels of services and technical support. The inability of the Company to enter into additional indirect distribution arrangements, the failure of such third parties to perform under agreements with the Company and to penetrate their markets, or the inability of the Company to retain and manage VARs, ISVs, SIs and distributors with the technical and industry expertise required to market the Company's products successfully could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's planned efforts to expand its use of VARs, ISVs, SIs and distributors will be successful. To the extent that the Company is successful in increasing its sales through indirect sales channels, it expects that those sales will be at lower per unit prices than sales through direct channels, and revenue to the Company for each such sale will be less than if the Company had licensed the same product to the customer directly.

  Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. The Company's strategy of marketing its products directly tend-users and indirectly through VARs, ISVs, SIs and distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels to avoid potential conflicts, there can be no assurance that channel conflicts will not materially and adversely affect its relationships with existing VARs, ISVs, SIs or distributors or adversely affect its ability to attract new VARs, ISVs, SIs and distributors.

  The Company also plans to expand its direct sales force. The Company's future success will depend in part upon the ability of the Company to attract, integrate, train, motivate and retain new sales personnel. There can be no assurance that the Company's efforts to expand its direct sales force will be successful or that the cost of such efforts will not exceed the revenue generated. In addition, the Company expects to experience a significant time lag between the date sales personnel are hired and the date such personnel become fully productive. The Company's inability to manage its sales force expansion effectively could have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Key Personnel; Need to Attract and Retain Sales, Professional Services and Technical Personnel. The Company's future success depends in large part on the continued service of its key technical, professional services and sales personnel, as well as senior management. The loss of the services of any of one or more of the Company's key employees could have a material adverse effect on the Company's business, operating results and financial condition. All employees are employed at-will and the Company has no fixed-term employment agreements with its employees. The Company's future success also depends on its ability to attract, train and retain highly qualified sales, technical, professional services and managerial personnel, particularly sales, professional services and technical personnel with expertise in the SAP R/3 system. An increase in the Company's sales staff is required to expand both the Company's direct and indirect sales activities and to achieve revenue growth. Competition for such personnel is intense, particularly for personnel with expertise in the SAP R/3system, and there can be no assurance that the Company can attract, assimilate or retain such personnel. The Company has at times experienced and continues to experience difficulty in recruiting qualified technical and sales personnel, and anticipates such difficulties in the future. The Company has in the past experienced and in the future expects to continue to experience a significant time lag between the date technical, professional services and sales personnel are hired and the date such personnel become fully productive. If the Company is unable to hire and train on a timely basis and subsequently retain such personnel in the future, the Company's business, operating results and financial condition could be materially and adversely affected.

  Management of Growth. The Company's business has grown in recent periods, with total revenues increasing from $13.9 million in 1994 to $16.1 million in 1995 and $19.0 million in 1996 and increasing from $4.2 million for the second quarter of 1996 to $6.2 million for the comparable period of 1997. The growth of the Company's business has placed, and is expected to continue to place, a strain on the Company's administrative, financial, sales and operational resources and increased demands on its systems and controls. In particular, the Company noted an increase in days sales outstanding from December 31, 1996 to June 30, 1997 from approximately 70 days to approximately 79 days, and an increase in total accounts receivable from $4.4 million to $5.4 million. The Company believes this increase resulted from the impact of implementing a new financial accounting system which have since been resolved, and from a lack of sufficient collections resources in light of the Company's increased sales levels.

   To deal with these concerns, the Company has implemented or is in the process of implementing and will be required to implement in the future a variety of new and upgraded operational and financial systems, procedures and controls and to hire additional administrative personnel. There can be no assurance that the Company will be able to complete the implementation of these systems, procedures and controls or hire such personnel in a timely manner. The failure of the Company or its management to respond to, and manage, its growth and changing business conditions, or to adapt its operational, management and financial control systems to accommodate its growth could have a material adverse effect on the Company's business, operating results and financial condition. To promote growth in the Company's sales and operations, the Company will also have to expand its sales and marketing organizations, expand and develop its distribution channels, fund increasing levels of product development and increase the size of its training, professional services and customer support organization to accommodate expanded operations, and there can be no assurance that the Company will be successful in these endeavors.

   Competition. The market for the Company's products and services is extremely competitive and subject to rapid change. Because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. The Company believes that the competitive factors affecting the market for the Company's products and services include product functionality and features; quality of professional services offerings; product quality, performance and price; ease of product implementation; quality of customer support services; customer training and documentation; and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. Although the Company believes that its products and services currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

  In the business application integration market, the Company's Mercator products and related services compete primarily against solutions developed internally by individual businesses to meet their specific business application integration needs. As a result, the Company must educate prospective customers as to the advantages of the Company's products and services as opposed to internally developed solutions and there can be no assurance that the Company will be able to adequately educate potential customers to the benefits provided by the Company's products and services. In the EDI market, the Company's Trading Partner products compete with products offered by companies offering proprietary Value-Added Network ("VAN") services as part of their EDI solution and the Company's PC-based Trading Partner products also compete with PC-based products offered by a number of other EDI software vendors.

   Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than the Company. The Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company, adapt more quickly than the Company to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and sale of their products than the Company. Accordingly, there can be no assurance that the Company will be able to compete effectively in its markets, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results and financial condition.

     The Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. The Company's competitors may engage in pricing practices that reduce the average selling prices of the Company's products and related services. To offset declining average selling prices, the Company believes that it must successfully introduce and sell enhancements to existing products and new products on a timely basis and develop enhancements to existing products and new products that incorporate features that can be sold at higher average selling prices. To the extent that enhancements to existing products and new products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher average selling prices, the Company's gross margins may decline, and such decline could have a material adverse effect on the Company's business, operating results and financial condition.

                          PART II - OTHER INFORMATION

ITEM 2.  SALE OF UNREGISTERED SECURITIES

     (c) On May 15, 1997, the Company sold 50,000 shares of Series E convertible preferred stock at $20 per share to Mitsui & Co., Ltd. and two other foreign investors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 9, 1997, at which meeting the stockholders elected five directors for terms expiring at the Company's Annual Meeting of Stockholders in 1998 and for ratification of KPMG Peat Marwick as the Company's independent auditors for fiscal year 1997. The votes were as follows:


Election of Directors
---------------------


                     NAME                     FOR         AGAINST
                     ----                     ----        -------
                     Constance F. Galley       1,757,052     1,200
                     Stewart K.P. Gross        1,757,052     1,200
                     Ernest E. Keet            1,757,052     1,200
                     John J. Pendray           1,757,052     1,200
                     Dennis G. Sisco           1,757,052     1,200



Ratification of Independent Auditors           1,757,052     1,200


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

            3.01  Amended and Restated Certificate of Incorporation
            3.02  Amended and Restated By Laws
            11.1  Computation of Earnings Per Share
            27.01 Financial Data Schedule  (EDGAR version only)

(b)  Reports on Form 8-K.

            The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TSI INTERNATIONAL SOFTWARE LTD.

                                    /s/ Contance F. Galley
     Date:  August  13, 1997     -----------------------------------------
                                               Constance F. Galley
                                    President and Chief Executive Officer
                                           (Principal Executive Officer)


                                    /s/ Ira A. Gerard
     Date:  August  13, 1997     ----------------------------------------
                                                 Ira A. Gerard
                                   Vice President, Finance and Administration
                                    Chief Financial Officer and Secretary
                                         (Principal Financial Officer)