Form 10-Q
period 1997-09-30
TSI INTERNATIONAL SOFTWARE LTD
filed 1997-11-13
CIK 1039276

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


  X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----
           Exchange Act of 1934 for the quarterly period ended September 30,
           1997

                                      OR

           Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----
           Exchange Act of 1934 for the transition period from _____ to _____.

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

                            Yes    X      No
                                 -----       -----

As of October 31, 1997, Registrant had outstanding 9,056,542 shares of Common Stock, $.01 par value.

================================================================================

                        TSI INTERNATIONAL SOFTWARE LTD.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
ITEM 1     FINANCIAL INFORMATION (UNAUDITED)

           Financial Statements

           Balance Sheets as of September 30, 1997 and
               December 31, 1996..........................................    3

           Statements of Income for the Three Months and Nine Months
               Ended September 30, 1997 and 1996..........................    4

           Condensed Statements of Cash Flows for the Nine Months
               Ended September 30, 1997 and 1996..........................    5

           Notes to Financial Statements..................................    6

           ITEM 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................    8


PART II    OTHER INFORMATION
           ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                18

           ITEM 5.  OTHER INFORMATION                                        18

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................   18

SIGNATURES................................................................   19

                        TSI INTERNATIONAL SOFTWARE LTD.
                                Balance Sheets

                                                                  SEPTEMBER 30,            DECEMBER 31,
                    Assets                                            1997                    1996
                    ------                                    -------------------      -----------------
                                                                   (UNAUDITED)
Current assets:
     Cash and cash equivalents                                 $       18,229,400       $         41,300
     Marketable securities                                              2,746,300                      -
     Accounts receivable, less allowances of (unaudited)
       $590,400 and $319,900                                            5,832,800              4,380,900
     Current portion of investment in licensing
       contracts receivable, net of unearned finance
       income of (unaudited) $75,700 and $84,200                          681,900                742,000
     Prepaid expenses and other current assets                            587,200                388,000
                                                              -------------------      -----------------
     Total current assets                                              28,077,600              5,552,200
Furniture, fixtures and equipment, net                                  1,526,000              1,304,400
Investment in licensing contracts receivable, net of
     unearned finance income of (unaudited) $36,000 and
     $50,100, less current portion                                        460,800                551,600
Other assets                                                              277,700                113,100
                                                              -------------------      -----------------
                                                               $       30,342,100       $      7,521,300
                                                              ===================      =================
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
      -------------------------------------------------

Current liabilities:
     Accounts payable                                          $          771,300       $        694,800
     Accrued expenses                                                   1,428,000              1,486,500
     Current portion of deferred maintenance revenue                    3,661,800              4,591,200
                                                              -------------------      -----------------
Total current liabilities                                               5,861,100              6,772,500
Long-term debt  (note 3)                                                        -              2,790,100
Other long-term liabilities                                                24,100                 27,400
Deferred maintenance revenue, less current portion                        191,500                225,000
                                                              -------------------      -----------------
         Total liabilities                                              6,076,700              9,815,000
                                                              -------------------      -----------------
Stockholders' equity (deficiency) (notes 2 and 3):
     Convertible preferred stock ($8,219,000 aggregate
       liquidation preference)                                                  -                  8,600
     Common stock (20,000,000 shares authorized,
       par value $.01)                                                     90,600                 30,000
     Additional paid-in capital                                        33,156,700              7,888,800
     Accumulated deficit                                               (8,668,000)           (10,036,600)
     Cumulative foreign currency translation adjustment                  (249,900)              (119,500)
     Treasury stock, at cost                                              (64,000)               (65,000)
                                                              -------------------      -----------------
         Total stockholders'  equity (deficiency)                      24,265,400             (2,293,700)
                                                              -------------------      -----------------
                                                               $       30,342,100       $      7,521,300
                                                              ===================      =================

See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.
                             STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     Three months ended                             Nine months ended
                                                        September 30,                                 September 30,
                                         -------------------------------------------     -------------------------------------------

                                                 1997                    1996                   1997                    1996
                                         --------------------     ------------------     -----------------      --------------------

Revenues:
     Software licensing                   $        3,940,200       $      2,597,200       $     9,846,100        $        6,258,100
     Service, maintenance and other                3,060,300              2,448,800             8,817,100                 7,112,700
                                         --------------------     ------------------     -----------------      --------------------

          Total revenues                           7,000,500              5,046,000            18,663,200                13,370,800
                                         --------------------     ------------------     -----------------      --------------------


Cost of revenues:
     Software licensing                              257,300                128,000               564,000                   309,400
     Service, maintenance and other                  711,300                505,100             1,789,800                 1,403,000
                                         --------------------     ------------------     -----------------      --------------------

          Total cost of revenues:                    968,600                633,100             2,353,800                 1,712,400
                                         --------------------     ------------------     -----------------      --------------------

Gross profit                                       6,031,900              4,412,900            16,309,400                11,658,400
                                         --------------------     ------------------     -----------------      --------------------

Operating expenses:
     Product development                           1,183,200                882,000             3,313,000                 2,492,300
     Selling and marketing                         3,313,800              2,194,000             8,985,900                 6,088,800
     General and administrative                    1,010,700                761,000             2,796,700                 2,117,300
                                         --------------------     ------------------     -----------------      --------------------

         Total operating expenses                  5,507,700              3,837,000            15,095,600                10,698,400
                                         --------------------     ------------------     -----------------      --------------------

         Operating income                            524,200                575,900             1,213,800                   960,000
Borrowing expenses                                   (21,600)               (72,800)             (175,300)                 (221,000)

Interest income                                      286,500                 28,800               346,700                   103,400
                                         --------------------     ------------------     -----------------      --------------------

         Income  before income taxes                 789,100                531,900             1,385,200                   842,400
Provision for income taxes                                 -                 14,000                16,600                    17,000
                                         --------------------     ------------------     -----------------      --------------------

         Net income                       $          789,100       $        517,900       $     1,368,600        $          825,400
                                         ====================     ==================     =================      ====================

Net income  per share                     $             0.07       $           0.08       $          0.17        $             0.14
                                         ====================     ==================     =================      ====================

Weighted average number of common
     and common equivalent shares
     outstanding                                  10,724,241              6,185,332             7,914,992                 5,931,483
                                         ====================     ==================     =================      ====================


See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.
                      Condensed Statements of Cash Flows
                  Representing Increases (Decreases) in Cash
                                  (Unaudited)

                                                                                Nine Months
                                                                             Ended September 30,
                                                                 -------------------------------------------
                                                                         1997                    1996
                                                                 ------------------       ------------------
Cash flows from operating activities:
         Net cash provided (used) by operating activities         $       (982,400)        $        433,000
                                                                 ------------------       ------------------

Cash used by investing activities:
     Purchase of furniture, fixtures and equipment                        (576,600)                (577,400)
     Purchase of marketable securities                                  (2,746,300)                       -
                                                                 ------------------       ------------------
         Net cash (used) by investing activities                        (3,322,900)                (577,400)
                                                                 ------------------       ------------------

Cash provided (used) by financing activities:
     Net borrowings (repayments) under revolving line
       of credit                                                        (2,790,100)                  50,000
     Payments under capital leases                                         (29,500)                 (50,000)
     Proceeds from sale of preferred stock (note 2)                        993,400                        -
     Proceeds from exercise of stock options                                 5,400                        -
     Proceeds from initial public offering  (note 3)                    24,321,100                        -
                                                                 ------------------       ------------------
         Net cash provided by financing activities                      22,500,300                        -
                                                                 ------------------       ------------------

Effect of exchange rate changes on cash                                     (6,900)                   8,500
                                                                 ------------------       ------------------

         Net change in cash and cash equivalents                        18,188,100                 (135,900)
Cash at beginning of period                                                 41,300                  142,500
                                                                 ------------------       ------------------
Cash and cash equivalents at end of period                        $     18,229,400         $          6,600
                                                                 ==================       ==================
Supplemental information:
Cash paid for:
     Interest                                                     $        162,200         $        206,000
     Income taxes                                                           36,000                   20,000
Non-cash investing activity --
     Acquisition of equipment under capital leases                $         30,000         $              -
                                                                 ==================       ==================

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

(c)  Marketable Securities

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all of its marketable debt securities as held-to-maturity, and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the Company's financial statements. At September 30, 1997, the Company's held-to-maturity securities consisted of certificates of deposit and Federal Agency and corporate debt securities with remaining maturities of less than 1 year. The carrying amount of these securities approximated market value.

(d)  Net Income Per Share

         Net income per share is usually calculated using the weighted average number of common and common equivalent shares outstanding during each period, after retroactive adjustment for stock splits. In addition, the Securities and Exchange Commission requires that shares issued or options and warrants granted within one year of an IPO at prices below the IPO price be shown as outstanding (using the Treasury Stock method) for all periods presented. Further, in connection with the IPO, all outstanding preferred stock was converted into common stock on the basis described in note 6 of the financial statements included in the Registration Statement on Form S-1, and

                        TSI INTERNATIONAL SOFTWARE LTD.
                    NOTES TO FINANCIAL STATEMENTS-Continued
                                  (Unaudited)

accordingly are shown as outstanding for all periods presented. Following are the components of common stock used to calculate net income per share:


                                                              Three Months Ended                          Nine Months Ended
                                                                 September 30,                              September 30,
                                                   ---------------------------------------      ------------------------------------
                                                          1997                  1996                  1997                 1996
                                                          ----                  ----                  ----                 ----
Weighted average common shares
   outstanding                                           8,943,664             2,886,822            4,905,869            2,886,822
Increment for shares issued within
   one year of the IPO                                     241,346               232,167              235,225              232,167
Common shares issued
   for conversion of preferred stock                             -             2,609,415            1,739,510            2,609,415
Dilutive effect of stock options                         1,539,231               456,928            1,034,388              203,079
                                                 -----------------     -----------------      ---------------     ----------------
Weighted average common and common
   equivalent shares outstanding                        10,724,241             6,185,332            7,914,992            5,931,483
                                                 =================     =================      ===============     ================

(e)    Use of Estimates

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

(3)  Initial Public Offering

         The Company completed its initial public offering of common stock, $.01 par value, on July 2, 1997. Pursuant to the IPO, 4,000,000 shares were sold to the public, of which 3,000,000 were previously unissued shares sold by the Company and 1,000,000 were sold by certain selling stockholders. The net proceeds of $24.3 million (net of expenses of $800,000) were used to repay $3.4 million of indebtedness under the Company's bank credit line. The remaining portion of the proceeds has been added to the Company's working capital and will be used for general corporate purposes. Pending such use, the funds are invested in short-term, interest-bearing, investment-grade obligations. In July 1997, the underwriters exercised their overallotment option and purchased an additional 600,000 shares of Common Stock from the selling stockholders.

         On May 8, 1997, the Board of Directors approved, at the closing of the
IPO: (i) an increase in the number of authorized shares of common stock and preferred stock to 20,000,000 and 5,000,000 shares, respectively; and (ii) a three-for-one common stock split. The accompanying financial statements have been retroactively adjusted to reflect this common stock split.

         Pursuant to the Company's Certificate of Incorporation, upon the closing of the IPO all outstanding shares of preferred stock were converted into an aggregate of 2,759,715 shares of common stock.

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

OVERVIEW

     The Company was incorporated in Connecticut in 1985 and reincorporated in Delaware in September 1993. In June 1991, the Company began developing its Mercator product and in December 1993 released Version 1.0 of Mercator. The Company released the latest version of Mercator, Release 1.4, in August 1997 and released its Mercator for R/3 product in June 1996.

     Historically, the Company has derived a majority of its revenues from products other than Mercator, primarily its Trading Partner family of products and its KEY/MASTER product. However, revenue related to Mercator has grown significantly in each of the last three years and has increased as a percentage of total revenues. The Company believes that future growth in revenues, if any, will be mainly attributable to its Mercator product line. In view of the relatively recent introduction of Mercator, the Company believes it cannot accurately predict the amount of revenues that will be attributable to such products or the life of such products. To the extent the Company's Mercator products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially and adversely affected.

     The Company's revenues are derived principally from two sources: (i) license fees for the use of the Company's software products and (ii) service fees for maintenance, consulting services and training related to the Company's software products. The Company generally recognizes revenue from software license fees upon shipment, unless the Company has significant post-delivery obligations, in which case revenues are recognized when such obligations are satisfied. The Company's KEY/MASTER product is licensed under term-use contracts rather than for a one-time license fee, and the Company recognizes revenue from such arrangements on a present-value basis at the inception of the contract. Revenues from consulting and training are recognized as services are performed, and maintenance revenues are recognized ratably over the maintenance period, typically one year. The Company does not actively market new contracts for KEY/MASTER but continues to receive KEY/MASTER related revenues, which are principally maintenance revenues. As a result, KEY/MASTER accounts for a larger proportion of maintenance revenues than license revenues and increases the percentage of the Company's total revenues represented by services, maintenance and other revenue. The Company intends to increase the scope of its service offerings with the goal of increasing license revenues from sales of its products. The Company does not believe that the mix of software licensing and service, maintenance and other revenues will change substantially in the future.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues:

     Total Revenues. The Company's total revenues increased 39% to $7.0 million in the third quarter of 1997 from $5.0 million in the comparable period of 1996.

     Software Licensing. Software licensing revenues increased 52% to $3.9 million in the third quarter of 1997 from $2.6 million in the comparable period of 1996, primarily as a result of an increase in Mercator license revenues and an increase in Trading Partner PC revenues from an EDI enablement program for a large computer company.

     Service, Maintenance and Other. Service, maintenance and other revenues increased 25% to $3.1 million in the third quarter of 1997 from $2.4 million in the comparable period of 1996, mainly as a result of an increased amount of professional service fees associated with sales of Mercator and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease in KEY/MASTER maintenance revenues.

     Cost of Revenues. Cost of software licensing revenues consists primarily of media, manuals, distribution costs and the cost of third-party software that the Company resells. Cost of service, maintenance and other revenues consists primarily of personnel-related costs in providing maintenance, technical support, and professional services (consulting and training) to customers.
Gross margin on software licensing revenues is higher than gross margin on service, maintenance and other revenues, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services. Cost of service, maintenance and other revenues also varies based upon the mix of maintenance, technical support, consulting and training services.

     Cost of Software Licensing. Cost of software licensing revenues increased 101% to $257,000 in the third quarter of 1997 from $128,000 in the comparable period of 1996, primarily due to increased sales of software licenses, increased sales of third-party software and increased purchases of software documentation due to the latest release of Mercator. Software licensing gross margin decreased to 93% in the third quarter of 1997 from 95% in the third quarter of 1996.

     Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 41% to $711,000 in the third quarter of 1997 from $505,000 in the comparable period of 1996, primarily due to increased professional services rendered, particularly Mercator-related services. Service, maintenance and other gross margin was 77% and 79% for the third quarter of 1997 and 1996, respectively due to the higher proportion of service, maintenance and other revenues attributable to service revenues.

Operating Expenses

     Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products and consist primarily of salaries, recruiting and other personnel-related expenses, depreciation of development equipment, supplies, travel and allocated facilities and communications costs. Product development costs increased 34% to $1.2 million in the third quarter of 1997 from $882,000 in the third quarter of 1996 due to increased product development activities related to the Mercator product line, including the latest version, Release 1.4. Product development expenses as a percentage of total revenue was 17% in the third quarters of both 1997 and 1996. The Company believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development. The Company expects that the dollar amount of research and development expenses will increase through at least the remainder of 1997. To date, all research and development expenditures have been expensed as incurred.

     Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product descriptive literature and allocated facilities and communications costs. Selling and marketing costs increased 51% to $3.3 million in the third quarter of 1997 from $2.1 million in the third quarter of 1996, primarily due to the increased number of sales and marketing personnel and increased expenditures for Mercator-related marketing programs. Selling and marketing expenses as a percentage of total revenues rose to 47% in the third quarter of 1997 from 43% in the third quarter of 1996 due to the increase in sales and marketing personnel and higher Mercator-related marketing costs. The Company has hired additional sales personnel during the third quarter. The Company typically experiences a significant time lag between the date sales personnel are hired and the date such personnel become productive. The Company expects to continue hiring additional sales and marketing personnel and to increase promotional expenses through at least the remainder of 1997 to address Mercator marketing opportunities and anticipates that sales and marketing expenses will increase in absolute dollar amount.

     General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs. General and administrative expenses increased 33% to $1.0 million in the third quarter of 1997 from $761,000 in the third quarter of 1996, primarily due to increased administrative costs to support the Company's growth. General and administrative expenses as a percentage of total revenues decreased slightly to 14% in the third quarter of 1997 from 15% in the third quarter of 1996. The Company believes that the dollar amount of its general and administrative expenses will increase as the Company expands its administrative staff and incurs additional costs (including directors' and officers' liability insurance, investor relations programs and increased professional fees) related to being a public company.

Other Income (Expense), Net

     Interest income represents interest earned on the Company's term-use contracts and its invested cash balances purchased with the proceeds of the initial public offering. Interest income for the third quarter of 1997 was $287,000 compared to $28,800 in the third quarter of 1996 due to the interest
earned on its invested cash and short-term investments.   Borrowing expenses
were $22,000 in the third quarter of 1997 as compared to $73,000 in the third quarter of 1996 due to the repayment of its bank debt with the proceeds of the initial public offering.

Provision for Income Taxes

     Due to the utilization of net operating loss carryforwards, the provisions for income taxes for the quarters ended September 30, 1997 and 1996 were not significant.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996


Revenues:

     Total Revenues. The Company's total revenues increased 40% to $18.7 million in the first nine months of 1997 from $13.4 million in the comparable period of 1996.

     Software Licensing. Software licensing revenues increased 57% to $9.8 million in the first nine months of 1997 from $6.3 million in the comparable period of 1996, primarily as a result of an increase in Mercator license revenues and an increase in Trading Partner PC revenues from an EDI enablement program for a large computer company.

     Service, Maintenance and Other. Service, maintenance and other revenues increased 24% to $8.8 million in the first nine months of 1997 from $7.1 million in the comparable period of 1996, mainly as a result of higher professional services associated with sales of Mercator and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease in KEY/MASTER maintenance revenues. Maintenance revenues attributable to KEY/MASTER were $3.2 million and $3.5 million for the first nine months of 1997 and 1996, respectively. The Company expects that KEY/MASTER maintenance revenues will continue to decline.

Cost of Revenues

     Cost of Software Licensing. Cost of software licensing revenues increased 82% to $564,000 in the first nine months of 1997 from $309,000 in the comparable period of 1996, primarily due to increased sales of software licenses, resale of third-party software and increased purchases of software documentation due to the latest release of Mercator. Software licensing gross margins remained relatively constant at 94% and 95% in the first nine months of 1997 and 1996, respectively.

     Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 28% to $1.8 million in the first nine months of 1997 from $1.4 million in the comparable period of 1996, primarily due to increased professional services rendered, particularly Mercator-related services. Service, maintenance and other gross margins were 80% each for the first nine months of 1997 and 1996.

Operating Expenses

     Product Development. Product development costs increased 33% to $3.3 million in the first nine months of 1997 from $2.5 million in the comparable period of 1996 due to increased product development related to the Mercator product line, including the latest version, Release 1.4. Product development expenses as a percentage of total revenue decreased to 18% in the first nine months of 1997 from 19% in the first nine months of 1996 due to the large increase in revenues, as compared to a smaller increase in product development costs.

     Selling and Marketing. Selling and marketing costs increased 48% to $9.0 million in the first nine months of 1997 from $6.1 million in the first nine months of 1996, primarily due to the increased number of sales and marketing personnel. Selling and marketing expenses as a percentage of total revenues rose to 48% in the first nine months of 1997 from 46% in the first nine months of 1996 due to the increase in sales and marketing personnel and higher Mercator-related marketing costs.

     General and Administrative. General and administrative expenses increased 32% to $2.8 million in the first nine months of 1997 from $2.1 million in the comparable period of 1996, primarily due to increased administrative costs to support the Company's growth. General and administrative expenses as a percentage of total revenues decreased to 15% in the first nine months of 1997 from 16% in the comparable period of 1996.


Other Income (Expense), Net

     Interest income was $347,000 for the first nine months of 1997 compared to $103,000 for the first nine months of 1996 due to investment earnings on its cash balances offset by lower amounts of interest earned on its term contracts. Borrowing expenses were $175,000 in the first nine months of 1997 as compared to $221,000 in the comparable period of 1996 due to the repayment of its bank debt with the proceeds of the initial public offering.

Provision for Income Taxes

     Due to the utilization of net operating loss carryforwards, the provisions for income taxes for the nine-month periods ended September 30, 1997 and 1996 were not significant.


LIQUIDITY AND CAPITAL RESOURCES

     On July 2, 1997, the Company completed its initial public offering of 4,000,000 shares of Common Stock. The net proceeds to the Company of the offering of $24.3 million (net of expenses of $800,000) were used to repay

$3.4 million of indebtedness under the Company's bank credit line and the remainder of the proceeds was added to the Company's working capital and were invested in short-term, interest-bearing, investment-grade debt obligations.

     At September 30, 1997, the Company had $21 million in cash and marketable securities due to the proceeds from the initial public offering in July 1997.

  Prior to its initial public offering, the Company funded its operations primarily through private sales of equity securities and its $4.0 million bank line of credit and cash generated through operations. On May 15, 1997, the Company raised $1.0 million through the sale of Preferred Stock to Mitsui & Co., Ltd. and two other foreign investors. Operating activities provided (used) net cash of $(982,000) and $433,000 during the first nine months of 1997 and 1996, respectively. The increased use of cash was primarily due to the higher level of accounts receivable described below.

     Investing activities (used) net cash of $(3.3 million) and $(577,000) during the first nine months of 1997 and 1996, respectively, primarily to fund capital expenditures needed to support expansion of the Company's business and, in 1997, due to the purchase of marketable securities with the proceeds of the initial public offering. Financing activities generated net cash of $22.5 million for the first nine months of 1997 due to the proceeds from the initial public offering and the sale of Preferred Stock described above. Financing activities for the nine months ended September 30, 1996 generated no cash as the small increase in borrowings under the bank line of credit was offset by repayments of capital lease obligations. Since December 31, 1996, the Company experienced an increase in accounts receivable from $4.4 million at December 31, 1996 to $5.8 million at September 30, 1997. The Company experienced an increase in days sales outstanding from December 31, 1996 to September 30, 1997 from approximately 70 days to approximately 75 days. This ratio decreased from the March 31, 1997 and June 30, 1997 levels of approximately 86 and 79 days, respectively.

     Capital expenditures have been, and future capital expenditures are anticipated to be, primarily for facilities, equipment and computer software to support expansion of the Company's operations. As of September 30, 1997, the Company had no material commitments for capital expenditures. The Company's bank line of credit generally limits capital expenditures to $400,000 per quarter.

     The Company's bank line of credit remained in effect after the IPO and the maximum amount that can be borrowed under the bank line of credit is $4.0 million, with borrowings limited to a percentage of eligible accounts receivable and term contracts. The Company had no borrowings outstanding as of September 30, 1997 and does not anticipate making additional borrowings in the forseeable future. The Connecticut Development Authority had previously guaranteed up to $600,000 of the Company's borrowings under this line of credit. This guarantee was not renewed in August 1997. The bank line of credit expires in November 1998. Borrowings may take the form of prime rate loans (which bear interest at the bank's prime rate plus 1.0%) or LIBOR rate loans (which bear interest at the applicable LIBOR rate plus 3.0%). The Company's obligation under this credit line is secured by substantially all of the Company's assets. The bank line of credit contains certain financial covenants and also prohibits cash dividends, mergers and acquisitions. The Company is currently in compliance with these covenants. As of September 30, 1997, the Company had $69,000 of capital lease obligations.

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

     Dependence on SAP R/3 System Implementations. A substantial portion of the Company's sales of its Mercator products and related services has been attributable to sales of Mercator for R/3 and related services. The Company believes that its future revenue growth, if any, will also depend in part upon continued sales of Mercator for R/3 and related services. The Company has devoted and must continue to devote substantial resources to identifying potential customers in the R/3 market, building strategic relationships and attracting and retaining skilled technical, sales and professional services personnel with expertise in R/3 systems. Personnel with expertise in the R/3 system are in high demand and as such are typically difficult to hire and retain. Regardless of the investments the Company makes in pursuing this new market, there can be no assurance that the Company will be successful in implementing a sales and marketing strategy appropriate for this market or in attracting and retaining the necessary skilled personnel.

     Demand for and market acceptance of Mercator for R/3 and related services will be dependent on the continued market acceptance of the SAP R/3 system. As a result, any factor adversely affecting demand for or use of SAP's R/3 system could have a material adverse effect on the Company's business, operating results and financial condition. Implementation of the SAP R/3 system is a costly and time-consuming process and there can be no assurance that businesses will choose to purchase such systems. Furthermore, there can be no assurance that businesses which may implement such systems will wish to commit the additional resources required to implement Mercator for R/3. In addition, SAP could in the future introduce business application integration solutions competitive with Mercator for R/3 and related services. Moreover, any changes in or new versions of SAP's R/3 system could materially and adversely affect the Company's business, operating results and financial condition if the Company were not able to successfully develop or implement any related changes to Mercator for R/3 in a timely fashion. The Company will also be required to maintain ALE, EDI and DMI certifications for Mercator for R/3. In order to maintain such certification, the Company's product must adhere to SAP's technical specifications which are updated by SAP from time to time, and the Company has no control over whether and when such specifications will be changed. Any material change by SAP in such specifications could require the Company to devote significant development resources to updating this product to comply with such specifications. In such event, there can be no assurance that the Company would be able to successfully modify Mercator for R/3 on a timely basis, if at all, and any failure to do so could materially and adversely affect the Company's business, operating results and financial condition.

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

  Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. The Company's strategy of marketing its products directly to end-users and indirectly through VARs, ISVs, SIs and distributors may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels to avoid potential conflicts, there can be no assurance that channel conflicts will not materially and adversely affect its relationships with existing VARs, ISVs, SIs or distributors or adversely affect its ability to attract new VARs, ISVs, SIs and distributors.

  The Company markets its products and services outside of North America through a sales office located in the United Kingdom and through indirect channels. Revenues from international customers were approximately 10% and 9% of the Company's total revenues for the quarter and nine months ended September 30, 1997, respectively.

  The Company has hired additional sales personnel in the third quarter. The Company expects to continue hiring additional sales personnel through at least the remainder of 1997. The Company's future success will depend in part upon the ability of the Company to attract, integrate, train, motivate and retain new sales personnel. There can be no assurance that the Company's efforts to expand its direct sales force will be successful or that the cost of such efforts will not exceed the revenue generated. In addition, the Company expects to experience a significant time lag between the date sales personnel are hired and the date such personnel become fully productive. The Company's inability to manage its sales force expansion effectively could have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Key Personnel; Need to Attract and Retain Sales, Professional Services and Technical Personnel. The Company's future success depends in large part on the continued service of its key technical, professional services and sales personnel, as well as senior management. The loss of the services of any of one or more of the Company's key employees could have a material adverse effect on the Company's business, operating results and financial condition. All employees are employed at-will and the Company has no fixed-term employment agreements with its employees. The Company's future success also depends on its ability to attract, train and retain highly qualified sales, technical, professional services and managerial personnel, particularly sales, professional services and technical personnel with expertise in the SAP R/3 system. An increase in the Company's sales staff is required to expand both the Company's direct and indirect sales activities and to achieve revenue growth. Competition for such personnel is intense, particularly for personnel with expertise in the SAP R/3 system, and there can be no assurance that the Company can attract, assimilate or retain such personnel. The Company has at times experienced and continues to experience difficulty in recruiting qualified technical and sales personnel, and anticipates such difficulties in the future. The Company has in the past experienced and in the future expects to continue to experience a significant time lag between the date technical, professional services and sales personnel are hired and the date such personnel become fully productive. If the Company is unable to hire and train on a timely basis and subsequently retain such personnel in the future, the Company's business, operating results and financial condition could be materially and adversely affected.

  Management of Growth. The Company's business has grown in recent periods, with total revenues increasing from $13.9 million in 1994 to $16.1 million in 1995 and $19.0 million in 1996 and increasing from $5.0 million for the third quarter of 1996 to $7.0 million for the comparable period of 1997. The growth of the Company's business has placed, and is expected to continue to place, a strain on the Company's administrative, financial, sales and operational resources and increased demands on its systems and controls. In particular, the Company noted an increase in days sales outstanding from December 31, 1996 to September 30, 1997 from approximately 70 days to approximately 75 days, and an increase in total accounts receivable from $4.4 million to $5.8 million. The Company believes this increase resulted from the impact of implementing a new financial accounting system and from a lack of sufficient collections resources in light of the Company's increased sales levels.

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

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  (d) On July 1, 1997, the Company's Registration Statement on Form S-1 (File No. 333-27293) was declared effective by the Securities and Exchange Commission which registration statement related to the Company's initial public offering of common stock. The managing underwriters of this offering were Robertson, Stephens & Company LLC, SoundView Financial Group, Inc. and Wessels, Arnold & Henderson, L.L.C. Of the 4,000,000 shares registered, 3,000,000 were sold by the Company and 1,000,000 were sold for the account of certain selling stockholders. All of the shares of common stock were sold at a public offering price of $9.00 per share, for an aggregate offering price of $36,000,000. The amount of offering expenses were $3,309,000, including underwriting discount of $2,520,000 ($1,890,000 was borne by the Company and $630,000 was borne by the selling stockholders) and other offering expenses of $789,000, for net proceeds to the Company of $24,321,000. The selling stockholders received aggregate proceeds of $8,370,000 (net of $630,000 in underwriting discounts).

  As of September 30, 1997, the net proceeds to the Company have been applied as follows:

              i) $3.4 million for repayment of outstanding indebtedness under the Company's bank line of credit with the Bank of New York.
              ii)  $2.7 million in marketable securities (see Note 1(c)).
              iii) $18.2 million for working capital.


ITEM 5.  OTHER INFORMATION

  The Company has been selected by SAP as its partner to build interfaces between SAP's BAPIs and the integration specifications of the Open Applications Group. SAP has certified Mercator for R/3 for both EDI and Data Migration Interfaces (DMI) to R/3, making Mercator for R/3 the first product to become certified for all three interfaces (ALE, EDI and DMI). These new certifications may expand the role Mercator for R/3 plays in assisting customers reduce the time, cost and effort of R/3 implementation.

  In August 1997 the Company and Price Waterhouse LLP announced an alliance to use Mercator for R/3 to increase the speed and lower the cost of implementing SAP's R/3. Price Waterhouse will incorporate Mercator for R/3 into its Global Center curriculum and is now a worldwide re-seller of Mercator for R/3. In addition, Price Waterhouse will incorporate the use of Mercator for R/3 into its industry Templates for R/3.

  The Company's Mercator software has been added to Logicon's I-CASE contract with the federal government. Mercator is now available to solve the government's application integration needs through Logicon's Indefinite Delivery/Indefinite Quantity (ID/IQ) contract. Mercator is now part of Logicon's schedule of approved software, hardware and integrated software development environments.

  In August 1997 the Company released the latest version of Mercator, Release
1.4. This release provides automated support for designing and managing entire networks of application-to-application data transformations. Major features of Release 1.4 include graphical design and development of transaction workflow between applications (System Editor), support for real-time execution of data transformations based on time and event triggers (Launcher Engine) and facilities for embedding data transformations within user applications.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:
              11.1   Computation of Earnings Per Share
              27.01  Financial Data Schedule  (EDGAR version only)

  (b)  Reports on Form 8-K.
              The Company did not file any reports on Form 8-K during the three-month period ended September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TSI INTERNATIONAL SOFTWARE LTD.



     Date:  November 13, 1997                /s/ Constance F. Galley
                                      ------------------------------------------
                                                 Constance F. Galley
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)



     Date:  November 13, 1997                   /s/ Ira A. Gerard
                                      ------------------------------------------
                                                    Ira A. Gerard
                                      Vice President, Finance and Administration
                                         Chief Financial Officer and Secretary
                                             (Principal Financial Officer)