Form 10-K405
period 1997-12-31
TSI INTERNATIONAL SOFTWARE LTD
filed 1998-03-30
CIK 1039276

================================================================================
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997; or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission File Number 0-22667


                        TSI International Software Ltd.
            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                   06-1132156
  (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

        45 Danbury Road                                  06897
      Wilton, Connecticut                              (Zip Code)


Registrant's Telephone Number, Including Area Code:    (203) 761-8600
                                                   ----------------------

Securities Registered Pursuant to Section 12(b) of the Act:    NONE

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, Par Value $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [x]         No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      [x]

     State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant as of March 23, 1998:

                                  $84,842,885

     As of that date, there were 9,211,380 shares of the Registrant's Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held in June, 1998 are incorporated by reference into Part III.

                       TSI INTERNATIONAL SOFTWARE, LTD.


                          Annual Report on Form 10-K

                  For the fiscal year ended December 31, 1997


                               TABLE OF CONTENTS

                                          PART I
                                                                                              Page
                                                                                              ----
Item 1.   Business.........................................................................     1
Item 2.   Properties.......................................................................    12
Item 3.   Legal Proceedings................................................................    12
Item 4.   Submission of Matters to a Vote of Security Holders..............................    12

                                          PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters..............................................................    13
Item 6.   Selected Financial Data..........................................................    16
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................................    16
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......................    29
Item 8.   Financial Statements and Supplementary Data......................................    29
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..............................................    29

                                         PART III

Item 10.  Directors and Executive Officers.................................................    29
Item 11.  Executive Compensation...........................................................    32
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management...................................................................    32
Item 13.  Certain Relationships and Related Transactions...................................    32

                                        PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..................    32

Signatures.................................................................................    35

TSI, the TSI logo, Mercator, Trading Partner, OnCall and KEY/MASTER are registered trademarks, and Mercator for R/3, Trading Partner EC, Trading Partner PC, Trading Partner PC/32 and OnCall*EDI are trademarks of the Company. This Report also contains trademarks and trade names of other companies.

                                    PART I


Forward-Looking Information

     This report contains or may contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, (i) the effects of rapid technological change and the need to make frequent product transitions, (ii) the potential for software defects, (iii) the impact of competitive products and pricing, (iv) less-than-anticipated growth in the market for the SAP R/3 system and related services, (v) uncertainties in attracting and retaining needed management, marketing, sales, professional services and product development personnel, (vi) the Company's ability to manage growth, (vii) the success of the Company's Mercator product line, and (viii) the Company's ability to develop additional channels. These are discussed in the Company's other reports with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-27293). Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.


ITEM 1.  BUSINESS

General

     TSI International Software (the "Company") is a leading provider of software and related services that enable organizations to integrate their business applications both internally and with external business partners. The Company's flagship product, Mercator, is a data transformation product which permits enterprises to integrate ERP applications, such as SAP's R/3, legacy systems, best-of-breed applications, data warehouses, databases, electronic commerce data, and Web-based applications. Unlike software tools which focus on the connectivity aspects of application integration, Mercator enables business-level integration through the complete transformation of application content between systems. To date, the Company has directly licensed its products to over 8,700 customers worldwide, representing a broad range of industries. The Company's customers include Allegiance Corporation, American Express Travel Related Services, Inc., CIGNA Corporation, Citibank, N.A., Federal Express Corporation,

Hewlett-Packard Company, Hoechst AG, International Business Machines Corporation, Lucent Technologies, Inc., Mitsui & Co. Ltd., and Prudential Insurance Company of America.


Products and Services

     The Company's business application integration products include two software product lines, the Mercator family and the Trading Partner family. The following table depicts the Company's current business application integration product offerings and suggested list prices:

                              Original          Most
                              --------          ----
   Product Name             Release Date    Recent Release      US Suggested List Price/(1)/
-----------------           ------------    --------------      ----------------------------
Mercator Products:

Mercator:
  Authoring System......        12/93           8/97             $3,000/seat
  Execution Engines.....        12/93           8/97             from $600 for
                                                                 Windows/DOS to
                                                                 $50,000 mainframe
Mercator for R/3........         6/96           8/97             from $37,500/system

Trading Partner
 Products:

Trading Partner PC......         6/88           2/97             $ 1,495
Trading Partner PC/32...        10/96           3/98             $ 1,995
Trading Partner Kits....        10/92          various           from $295
Trading Partner EC......        11/90          10/95             $80,000

(1) The terms and conditions, including sales prices and discounts from list prices, of individual license transactions may be negotiated based on volumes and commitments and may vary considerably from customer to customer.


 Mercator Products.

     The Company's flagship Mercator family of products is an integrated set of tools used by IT professionals to integrate data between different business applications. Mercator was initially released in December 1993 and, as of December 31, 1997, had been licensed to more than 1,200 customers worldwide.

     Mercator. Mercator enables application integration by transforming or mapping data between and among multiple data formats of business applications. It provides a Windows-based Authoring System which is used to define data formats and mapping solutions, and separate run-time Execution Engines for map execution. Complete data transformations can be created without writing custom interface programs. Mercator requires no pre-processing of data prior to mapping, can transform data between multiple sources and destinations in a single process, and supports map execution on a wide range of platforms. Customers who deploy a map to run on multiple platforms also license an Execution Engine for each platform. The Company currently offers Execution Engines for Windows 3.1, Windows 95, Windows NT, PC DOS, SCO UNIX, HP-UX, Sun Solaris/OS, AIX, Alpha NT, Digital UNIX, VAX VMS, Open VMS, OS/400, Stratus FTX, VOS and Continuum, MVS, and MVS/CICS.

     Mercator for R/3. Initially released in June 1996, Mercator for R/3 is a version of Mercator that includes specific extensions to meet the needs of integration of data with SAP's R/3 system. Mercator for R/3 was the first software product to be certified by SAP for use with its ALE architecture. In addition, SAP AG has certified its Mercator for R/3 product for both EDI and Data Migration Interfaces ("DMI") to R/3. This makes TSI the first company to be certified by SAP for all three interfaces (ALE, EDI and DMI). Mercator for R/3 extends the core Mercator product by providing tools to automatically capture R/3 data definitions, and adapters for integrating with R/3's inter-application messaging system. In addition, Mercator for R/3 provides data transformation support for other R/3 data conversion and interfacing requirements including the initial conversion of data to R/3 from existing systems and interfaces with data warehouses.

     Mercator for EC. Mercator for EC is an enterprise-wide client/server application for distributed electronic commerce based on the Windows NT platform. It supports distributed management and maintenance of the EC environment as well as distributed processing of EC transactions. With Mercator for EC, numerous business units within an enterprise can be supported autonomously. Each business unit can create its own customizable job streams for transaction processing. Transaction workflows can be tailored to match the processing requirements of each area of the business with virtually no limitations. Mercator for EC extends the underlying power of Mercator to the world of electronic commerce by providing a flexible, open architecture for creating robust electronic commerce solutions for today's event-driven enterprises.

 Trading Partner Products.

     The Company's Trading Partner products consist of a set of electronic data interchange ("EDI") management software products and include Trading Partner PC, a Windows-based product, and Trading Partner EC, a mainframe-based product. The Trading Partner products can be sold as stand-alone EDI products, but are often sold in conjunction with Mercator products to enable businesses to both manage their EDI relationships and to integrate their EDI data into enterprise applications. Trading Partner products allow customers to communicate with their partners through direct connections, value-added networks ("VANs") or the Internet.

     Trading Partner PC. Introduced in 1989, Trading Partner PC was the first Windows-based EDI translator in the United States and has been licensed to more than 5,000 businesses worldwide. In October 1996, the Company introduced Trading Partner PC/32, the first Windows 95 desktop solution in the market. The Company has developed more than 100 ''kits'' which support a particular trading partner's EDI specifications and provide ''plug and play'' solutions for EDI trading. The Company markets kits for many major EDI trading partners including Compaq

Computer Corporation Hewlett-Packard, International Business Machines Corporation, J.C. Penney Company, Inc., Kohler Company, Kaiser Permanente, Sears, Roebuck and Company, Target Stores and Wal-Mart Stores, Inc. The Company's OnCall*EDI products are a series of EDI kits for electronic purchasing for the healthcare provider market and has been licensed to more than 1,300 hospitals.

     Trading Partner EC. Trading Partner EC is a mainframe-based EDI translation product which provides EDI management capability for companies with large EDI programs. It includes Mercator as its core data transformation engine and offers the user the means to integrate EDI data directly into applications without the need to write custom interface programs commonly required by other translator products. Using Mercator, customers who plan to migrate their EDI program from the mainframe can do so without incurring additional cost and effort for recreating their EDI interfaces. Trading Partner EC and its predecessor product have been licensed to more than 200 businesses worldwide.


 KEY/MASTER

     In addition to the Company's applications integration products described above, the Company licenses and supports KEY/MASTER, a legacy data entry product which is used on mainframe terminals or PCs on local area networks, and is the leading software product for automating the key entry of high-volume, repetitive data from business documents. KEY/MASTER has been licensed to more than 900 customers worldwide. Because KEY/MASTER is a mature product, revenues derived from KEY/MASTER are primarily maintenance-related and the Company expects in the future to make only minor investments in KEY/MASTER.

 Services

     Professional Services.   The Company offers consulting and professional
services to customers who wish to have the Company's professionals plan, design or implement their application integration projects. The Company intends to expand the number of service professionals and the scope of the services offered as it continues to address the enterprise application integration needs of large organizations. The Company believes that enterprises implementing the R/3 system in particular represent a significant opportunity for the Company to market its professional services in support of Mercator for R/3.

     Training. In order to assure that its customers are successful in using its products, the Company provides training in its four training centers or at customer locations. The Company offers a number of courses ranging from two to five days in length with educational content including basic product functionality and hands-on use of the product. The Company recommends that its Mercator customers attend a basic three-day training course and believes that a majority of its Mercator customers elect to participate in such training.

Customers

     As of December 31, 1997, the Company had directly licensed its software to more than 8,700 customers worldwide. Numerous others have licensed the Company's products through Value Added Resellers (VARs), Independent Software Vendors
(ISVs), Systems Integrators (SIs) or other third parties who distribute its products to business partners to facilitate the integration of their respective business applications.

     The Company's customer base includes businesses from many industries, including finance, banking, healthcare, technology, government, retail, manufacturing, automotive, oil and gas, utilities, communications, insurance, and transportation. The following is a partial list of the Company's end-user and third-party Mercator customers who have purchased Mercator:

                              End User Customers

            End-User Customers                                VARs, ISVs and Sis
-----------------------------------------       -------------------------------------------------
Abbott Labs                                     Allegiance Corporation
Blue Cross Blue Shield of Massachusetts         American Express Travel Related  Services, Inc.
Brooks Bros.                                    American Software, Inc.
Canadian National Railway Company               ARI Services Network, Inc.
CIGNA Corporation                               Axolotl Corp.
Deere & Company                                 CEBRA Inc.
Dow Corning                                     Citibank, N.A.
Dun & Bradstreet                                Compaq Computer Corporation
Eastman Kodak Company                           Connect, Inc.
First Chicago NBD Corporation                   Federal Express Corporation
General Mills, Inc.                             GTE Data Services Incorporated
Georgia-Pacific Corporation                     HBO & Company
Hoechst AG                                      Hewlett-Packard Company
Hershey                                         International Business Machines Corporation
Home Savings of America                         Netscape
International Business Machines                 Mitsui & Co. Ltd.
LitleNet, Inc.                                  Pivotpoint, Inc.
Lucent Technologies Inc.                        Power Crew
MCI                                             Price Waterhouse LLC
Mercedes Benz Credit Corp.                      RS Information Systems, Inc.
Nestle Canada, Inc.                             S2 Systems, Inc.
NYNEX Corporation                               Saratoga
Petroleos de Venezuela, S.A.                    Software Consulting Partners, Inc.
Prudential Insurance Company of America
Royal Canadian Mounted Police
Sara Lee Hosiery, Inc.
Texas Instruments
Whirlpool Corporation
The Toronto Dominion Bank
U.S. Surgical

Sales and Marketing

 Sales

     The Company markets its products and services through both direct and third-party channels. The Company's goal is to achieve broad market penetration by pursuing multiple channels of distribution.

     As of December 31, 1997, the Company's sales organization consisted of 54 employees. The Company's direct field sales force focuses on sales of Mercator and Trading Partner products to Fortune 1000 companies. The Company also maintains a telesales organization as part of its direct sales force which generally targets smaller businesses. The field sales force also includes alternate channel managers who are responsible for sales through third parties. The sales organization includes systems engineers who assist with both pre- and post-sales activities.

     An important part of the Company's sales strategy is to continue to develop its indirect distribution channels such as VARs, ISVs, SIs and distributors. As of December 31, 1997, over 100 third parties had agreements with the Company to resell, embed or otherwise bundle the Company's products with their offerings in the United States.

     The Company markets its products and services outside of North America through sales offices located in the United Kingdom and France as well as through indirect channels. Revenues from international customers were approximately 9.4% of the Company's total revenues during 1997. The international market is important to the Company, and it intends to continue to expand its sales and marketing efforts outside North America by adding distributors and additional sales staff.

     On February 5, 1998, the Company announced the signing of a Pan-Asian distribution agreement with Mitsui & Co. LTD, Japan's largest general trading company. Under the terms of the agreement, Mitsui will distribute Mercator for integration of Enterprise Resource Planning ("ERP") software, such as SAP R/3, and electronic commerce.

 Marketing

     The Company utilizes a wide variety of marketing programs which are intended to attract potential customers and to promote the Company and its brand names. The Company uses a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters, and Web-site marketing in order to achieve these goals. The marketing department also produces collateral material for distribution to prospects including demonstrations, presentation materials, white papers, brochures, fact sheets, and materials that are specific to the area of interest. The Company also hosts an annual user conference for its customers and maintains an Alliance Program designed to support its channel partners with a variety of programs, incentives, support plans, and an annual conference. As of December 31, 1997, there were 10 employees in the Company's marketing organization.

Technology

     The Company's core Mercator technology provides a platform for creating data transformation solutions which satisfy application integration requirements across a variety of computing environments. The architecture of the Mercator platform is based on object concepts, providing reusability, interoperability, and scaleability during the design process and in the resulting solutions. The Mercator platform permits the Company to efficiently construct and deliver integration solutions for specific markets and also allows ISVs and SIs to embed Mercator functionality within their own offerings.

     The central components of the Mercator platform are a Windows-based Authoring System for creating data transformation "maps" and one or more run-time Execution Engines for map execution. A map is an executable module that describes the required transformation and re-ordering of data between source and destination objects such as files, databases, applications and messages. The Authoring System provides an intuitive drag-and-drop environment for defining the source and destination data objects, defining the rules for mapping the sources to the destinations, and building the resulting map object. Map objects built using Mercator can be ported automatically to any of 20 different execution environments.

     Descriptions of source and destination objects are entered by the user through Mercator's graphical interface. To simplify data definition, the Company provides pre-packaged objects for a number of commonly used data standards and the Company also provides importers for creating objects from higher level
(meta) data definitions. Data object definitions within Mercator include information regarding their format, structure and business rules, which eliminates the need to explicitly identify the context of a data object during map construction and maintains the logical integrity of the resulting mapping solution.

     Once the source and destination objects have been defined, the user creates maps by specifying the rules for transforming data from the sources to the destinations. For many mapping tasks, the user need only "drag" a source object and "drop" it on the destination object. Multiple data sources can be transformed to multiple destinations in a single mapping operation. The user has point-and-click access to a variety of pre-built functions to enhance the mapping rules including support for selection, extraction, computation, logical operations, parsing, substitution, re-ordering, validation, and conversion.

     Using Mercator`s Authoring System, map objects are built and tested in the Windows environment. The resulting Mercator map can be implemented using a Mercator Execution Engine appropriate to the target platform. Target platforms currently supported include Windows 3.1, Windows 95, Windows NT, PC DOS, SCO UNIX, open server, IBM Aix, OS/400, OS/390, MVS and MVS/CICS, Stratus FTX, VOS, MVS and MVS/CICS, Sun Solaris O/S, Digital Alpha NT, Alpha Unix, Open VMS and VAX VMS.

     The Company provides adapters and importers which interface to and from specific databases, messaging systems, and applications enabling connectivity to a specific source or destination that can be defined directly within a mapping operation. Database adapters are currently available for ODBC-compliant databases and Oracle7 databases. Messaging adapters are available for SAP's ALE, IBM's MQSeries, MSMQ and Tibco, Oracle AQ and DCA Message Q. Importers are currently available for COBOL copybooks, database tables for ODBC-compliant and Oracle7 databases, and SAP R/3 IDocs. In addition, the Company provides pre-packaged data objects for national and international standards for EDI, SWIFT and data definitions for specific industries such as healthcare and transportation.

     Mercator was architected so that adapters and importers can be added without modifying the core Mercator technology. Mercator for R/3, for example, is a packaged offering which leverages the core Mercator Authoring System and Execution Engines by providing adapters for communicating with SAP's ALE architecture and importers for R/3 data definitions ("IDocs"). The Company's other products also leverage Mercator's core technology. The underlying EDI translation support for OnCall*EDI is provided by Mercator and Trading Partner EC incorporates Mercator as the data integration component for integrating EDI data with existing applications. In addition, the Company's customers can use Mercator to create their own applications where embedded data transformation is a requirement.


Product Development

     Since inception, the Company has made substantial investments in research and development through both internal development and technology acquisition. The Company expects that most of its enhancements to existing products and new products will be developed internally. However, the Company will evaluate on an ongoing basis externally-developed technologies for integration into its product lines.

     The Company expects that a substantial majority of its research and development activities will be related to developing enhancements and extensions to its Mercator and Trading Partner product lines. Following Mercator's introduction, product development was initially driven by demand for additional mapping functionality and support for additional execution platforms. Later, development focus shifted to automating Mercator support for specific sources and destinations through an expanded set of adapters and importers, and development of additional pre-packaged integration solutions for specific markets. During the second half of 1997, the Company added a graphical transaction workflow management tool to the core set of Mercator capabilities. This tool was designed to support graphical design and specification of transaction workflows, sources and destinations for maps, triggering events, and options for map execution.

     As of December 31, 1997, there were 44 employees in the Company's research and development organization, more than half of which were dedicated to Mercator. The Company's product development expenditures for 1995, 1996 and 1997 were $3.1 million, $3.5 million, and $4.5 million, respectively. The Company expects that it will continue to commit significant resources to product development in the future. To date, all product development expenses were expensed as incurred.

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


Customer Support

     The Company believes that a high level of customer service and support is important to its success, and the Company provides a range of support services to its customers. The Company maintains product and technology experts on call at all times and has support call centers located at its offices in Wilton, Connecticut; Bannockburn, Illinois; and Boca Raton, Florida, in the United States, and in its United Kingdom office. The Company has also implemented an automated Company-wide help desk system to augment its customer support efforts. This system allows for the optimization of the Company's resources and knowledge base at all locations and offers the customer improved service through one point of contact.


Competition

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

     In the business application integration market, the Company's Mercator products and related services compete primarily against solutions developed internally by individual businesses to meet their specific business application integration needs. As a result, the Company must educate prospective customers as to the advantages of the Company's products and services as opposed to internally-developed solutions and there can be no assurance that the Company will be able to adequately educate potential customers to the benefits provided by the Company's products and services. In the EDI market, the Company's Trading Partner products compete with products offered by companies offering proprietary VAN services as part of their EDI solution and the Company's PC-based Trading Partner products also compete with PC-based products offered by a number of other EDI software vendors.

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


Proprietary Technology

  The Company's success is dependent upon its proprietary software technology. The Company does not currently have any patents and relies principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its technology. The Company also believes that factors such as the technological and creative skills of its personnel, product enhancements and new product developments are essential to establishing and maintaining a technology leadership position. The Company enters into confidentiality and/or license agreements with its employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, and such protections do not preclude competitors from developing products with functionality or features similar to the Company's products. Furthermore, there can be no assurance that third parties will not independently develop competing technologies that are substantially equivalent or superior to the Company's technologies. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

Any failure by or inability of the Company to protect its proprietary technology could have a material adverse effect on the Company's business, operating results and financial condition.

  Although the Company does not believe its products infringe the proprietary rights of any third parties, there can be no assurance that infringement claims will not be asserted against the Company or its customers in the future. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation, either as plaintiff or defendant, would cause the Company to incur substantial costs and divert management resources from productive tasks whether or not such litigation is resolved in the Company's favor, which could have a material adverse effect on the Company's business, operating results and financial condition. Parties making claims against the Company could secure substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to license its products in the United States or abroad. Such a judgment could have a material adverse effect on the Company's business, operating results and financial condition. If it appears necessary or desirable, the Company may seek licenses to intellectual property that it is allegedly infringing. There can be no assurance, however, that licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licensed will be acceptable to the Company. The failure to obtain the necessary licenses or other rights could have a material adverse effect on the Company's business, operating results and financial condition. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time-consuming and expensive to defend and could adversely affect the Company's business, operating results and financial condition. The Company is not aware of any currently pending claims that the Company's products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties.


Employees

  As of December 31, 1997, the Company had 173 full-time employees, including 44 in research and development, 44 in professional services and customer support, 64 in sales and marketing and 21 in finance and administration. The Company's employees are not represented by any union and the Company believes that its relations with employees are good.

  The Company's future success depends in large part on the continued service of its key technical, professional services and sales personnel, as well as senior management. The loss of the services of any of one or more of the Company's key employees could have a material adverse effect on the Company's business, operating results and financial condition. All employees are employed at-will and the Company has no fixed-term employment agreements with its employees. The Company's future success also depends on its ability to attract, train and retain highly-qualified sales, technical, professional services and managerial personnel, particularly sales, professional services and technical personnel with expertise in the SAP R/3 system. An increase in the Company's sales staff is required to expand both the Company's direct and indirect sales activities and to achieve revenue growth. Competition for such personnel is intense, particularly for personnel with expertise in the SAP R/3 system, and there can be no assurance that the Company can attract, assimilate or retain such personnel. The Company has at times experienced and continues to experience difficulty in recruiting qualified technical and sales personnel, and anticipates such difficulties in the future. The Company has in the past experienced and in the future expects to continue to experience a significant time lag between the date technical, professional services and sales personnel are hired and the date such personnel become fully productive. If the Company is unable to hire and train on a timely basis and subsequently retain such personnel in the future, the Company's business, operating results and financial condition could be materially and adversely affected.


ITEM 2.  PROPERTIES

  The Company's principal executive offices are located in Wilton, Connecticut and consist of approximately 19,000 square feet under a lease expiring in 2001. The Company also leases approximately 12,000 square feet of office space in Bannockburn, Illinois which is used primarily for its telesales operations; approximately 11,000 square feet of office space in Boca Raton, Florida, which is used primarily for research and development activities; approximately 3,600 square feet of office space in the United Kingdom; and small offices in Paris, France and Landover, Maryland. The Company is currently negotiating a lease to take on additional space at its executive offices and in Boca Raton at a commercially reasonable rate. The remaining facilities are deemed presently adequate to support the current needs, and if required the Company can obtain additional space on a timely basis and on commercially reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS

  In December 1997 the Company filed a complaint in the United States District Court for the district of Connecticut (Case No. 397CV02628) against Transition Systems Inc. for trademark infringement and unfair competition and trade practices, including using the trademark "TSI". Transition Systems Inc. is a software company in the healthcare industry and is located in Massachusetts.
The Company is seeking to enjoin Transition Systems Inc. from using any of the Company's trademarks and to pay the Company all profits derived from using the Company's trademarks and to pay additional damages sustained by the Company.
The Company does not believe Transition Systems Inc. has filed an answer to this claim. Because of the preliminary nature of this litigation, it is not possible for the Company to determine the outcome of this case. However, the Company intends to pursue all available remedies.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

  The Company's Common Stock is listed for trading on the NASDAQ National Market (Symbol: TSFW). The Company's Common Stock began trading on the NASDAQ National Market on July 2, 1997. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth for the fiscal periods indicated the high and low reported sale prices for the Company's Common Stock as reported by NASDAQ.

                                                  Reported
                    1997                         Sale Price
                    ----                      ---------------
                                               High     Low
                                              ------   ------
                First Quarter                    --       --
                Second Quarter                   --       --
                Third Quarter*                 15.125   9.75
                Fourth Quarter                 14.75    9.125

                    1998
                    ----
                First Quarter**                 17.25   9.50

                *  From July 2, 1997.
                ** Through March 23, 1998.

  The closing price for the Common Stock on the NASDAQ National Market on March 23, 1998 was $16-1/2.

  There were approximately 1233 holders of record of the Common Stock as of February 20, 1998, although the Company believes that there is a larger number of beneficial owners of its Common Stock.

  The Company has never paid cash dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company's credit agreement prohibits the payment of dividends without the bank's written consent. The Company currently anticipates that any future earnings will be retained to finance the Company's operations.


Recent Sales of Unregistered Securities

     Not applicable.

Use of Initial Public Offering Proceeds


     The Form S-1 Registration Statement (SEC File No. 333-27293) related to the Company's initial public offering of Common Stock, $0.01 par value per share, was declared effective by the SEC on July 1, 1997. A total of 4,600,000 shares (including shares issuable upon exercise of the Underwriters' over-allotment option) of the Company's Common Stock was registered with the SEC with an aggregate registered offering price of $41,400,000, which consisted of 3,000,000 shares registered on behalf of the Company (with an aggregate registered offering price of $27,000,000) and 1,000,000 shares registered on behalf of certain stockholders of the Company (with an aggregate registered offering price of $9,000,000). The offering commenced on July 2, 1997 and all of the shares of Common Stock being offered by the Company and certain stockholders of the Company, respectively, were sold for the aggregate registered offering price through a syndicate of underwriters managed by Robertson, Stephens & Company, SoundView Financial Group, Inc. and Wessels, Arnold & Henderson. The offering terminated on July 2, 1997, immediately after all of the Common Stock was sold.

     The Company and the selling stockholders paid to the underwriters an underwriting discount totaling $1,890,000 and $630,000, respectively, in connection with the offering. In addition the Company incurred additional expenses of approximately $800,000 in connection with the offering. Thus the net offering proceeds to the Company and the selling stockholders were approximately $24,272,300 and $8,370,000, respectively. The underwriting discount and the other offering expenses were not made directly or indirectly to any directors, officers of the Company (or their associates), or persons owning ten (10) percent or more of any class of equity securities of the Company or to any other affiliates of the Company.

     On July 23, 1997, the underwriters exercised the over-allotment option to purchase the additional 600,000 shares registered from certain selling stockholders. Proceeds to the selling stockholders were an additional $5,022,000, and an underwriting discount of $378,000 was paid to the underwriters with respect to these shares.

     Through December 31, 1997 the net offering proceeds to the Company have been utilized as follows:


                             Direct or indirect payments to
                              directors, officers, general
                               partners of the Company or
                              their associates; to persons
                              owning ten percent or more of
                             any class of equity securities      Direct or
         Use                      of the Company; and to      indirect payments
                                affiliates of the Company         to others
-------------------------    -----------------------------    -----------------

Construction of plant,                   --                           0
 building and facilities

Purchase and installation                --                     $   508,345
 of machinery and equipment

Purchase of real estate                  --                           0

Acquisition of other                     --                           0
 business(es)

Repayment of indebtedness                --                       2,790,100
--Debt/                                                              23,100
  Capital Leases

Working capital                          --                           0

Temporary investment--                   --                      20,950,755
Purchase Marketable
Securities and Cash Equivalents

Other purposes (specify)                 --                          --

TOTAL NET PROCEEDS                                              $24,272,300
                                                                ===========

ITEM 6.  SELECTED FINANCIAL DATA


                                                                             Year Ended December 31,
                                                                -------------------------------------------------
                                                                  1993       1994      1995      1996      1997
                                                                ---------  --------  --------  --------  --------
Statements of Operations Data:                                        (In thousands, except per share data)
Revenues:.....................................................  $  5,242   $ 6,275   $ 7,553   $ 9,310    $14,603
 Software licensing...........................................     7,601     7,659     8,508     9,694     12,067
                                                                --------   -------   -------   -------    -------
 Service, maintenance and other...............................    12,843    13,934    16,061    19,004     26,670
                                                                --------   -------   -------   -------    -------
  Total revenues
Cost of revenues:
 Software licensing...........................................       934     1,035       725       495        778
 Service, maintenance and other...............................     2,276     2,522     2,200     2,006      2,490
                                                                --------   -------   -------   -------    -------
  Total cost of revenues......................................     3,210     3,557     2,925     2,501      3,268
                                                                --------   -------   -------   -------    -------
Gross profit..................................................     9,633    10,377    13,136    16,503     23,402
                                                                --------   -------   -------   -------    -------
Operating Expenses
 Product development..........................................     2,498     2,231     3,068     3,452      4,462
 Selling and marketing........................................     6,218     6,124     7,160     8,715     13,095
 General and administrative...................................     1,919     1,927     2,001     2,922      3,792
                                                                --------   -------   -------   -------    -------
  Total operating expenses....................................    10,635    10,282    12,229    15,089     21,349
                                                                --------   -------   -------   -------    -------
Operating income (loss).......................................    (1,002)       95       907     1,414      2,053
Other income (expense), net...................................      (226)     (208)      (84)     (186)       427
                                                                --------   -------   -------   -------    -------
Net income (loss).............................................   ($1,228)    ($113)  $   823   $ 1,228    $ 2,480
                                                                ========   =======   =======   =======    =======
Net income (loss) per share(1) - Basic........................                         $0.29     $0.43      $0.42
   - Diluted..................................................                         $0.15     $0.21      $0.29
Weighted average number of common and
 common equivalent shares outstanding(1) - Basic..............                         2,846     2,887      5,916
                                         - Diluted............                         5,455     5,811      8,567



                                                                                  December 31,
                                                                ------------------------------------------------
                                                                  1993      1994      1995      1996      1997
                                                                --------  --------  --------  --------  --------

                                                                  (In thousands)
Balance Sheet Data:
Cash..........................................................  $   178   $   450   $   143   $    41    $10,913
Working capital...............................................   (2,195)   (2,630)   (2,128)   (1,220)    23,371
Total assets..................................................    7,218     6,387     6,237     7,521     32,942
Total stockholders' equity (deficit)..........................   (4,306)   (4,393)   (3,570)   (2,294)    25,416

(1) For an explanation of the determination of the number of shares used in computing per share amounts, see note 7 of Notes to Financial Statements.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

  This report contains or may contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, (i) the effects of rapid technological change and the need to make frequent product transitions, (ii) the potential for software defects,
(iii) the impact of competitive products and pricing, (iv) less-than-anticipated growth in the market for the SAP R/3 system and related services, (v) uncertainties in attracting and retaining needed management, marketing, sales, professional services and product development personnel, (vi) the Company's ability to manage growth, (vii) the success of the Company's Mercator product line, and (viii) the Company's ability to develop additional channels. These are discussed in the Company's other reports with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-27293). Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.


Overview

  The Company was incorporated in Connecticut in 1985 and reincorporated in Delaware in September 1993. In June 1991, the Company began developing its Mercator product and in December 1993 released Version 1.0 of Mercator. The Company released the latest version of Mercator in August 1997 and released its Mercator for R/3 product in June 1996.

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

  The Company's revenues are derived principally from two sources: (i) license fees for the use of the Company's software products and (ii) service fees for maintenance, consulting services and training related to the Company's software products. The Company generally recognizes revenue from software license fees upon shipment, unless the Company has significant post-delivery obligations, in which case revenues are recognized when such obligations are satisfied. The Company's KEY/MASTER product is licensed under term-use contracts rather than for a one-time license fee, and the Company recognizes revenue from such arrangements on a present-value basis at the inception of the contract. Revenues from consulting and training are recognized as services are performed, and maintenance revenues are recognized ratably over the maintenance period, typically one year. The Company does not actively market new term-use contracts for KEY/MASTER but continues to receive maintenance revenues. As a result, maintenance revenue accounts for a larger proportion of KEY/MASTER revenue than license revenues and increases the percentage of the Company's total revenues represented by services, maintenance and other revenues. The Company intends to increase the scope of its service offerings insofar as it supports the sale of license revenues from sales of its products. The Company believes that software licensing will account for a larger portion of its revenues than service, maintenance and other revenues in the future.

  Mercator can be used by Information Technology (IT) professionals as well as VARs, ISVs, SIs or other third parties who resell, embed or otherwise bundle Mercator with their products. To date, license fee revenues have been derived principally from direct sales of software products through the Company's direct sales force. Although the Company believes that such direct sales will continue to account for a significant portion of software licensing revenues, the Company intends to increase its use of distributors and resellers. Furthermore, the Company's planned expansion of its sales organization is expected to cause sales and marketing expenses to increase.

  The Company markets its products in North America primarily through its direct sales and telesales organizations. Throughout the rest of the world, the Company markets its products through distributors, resellers and direct sales. International revenue accounted for 10.4% and 9.4% of total revenues for 1996 and 1997, respectively. The Company maintains an international sales and support office in the United Kingdom. The Company intends to increase its international direct sales force and focus on establishing additional international distributor and reseller relationships, as in the Mitsui agreement for distribution of product in the Asian market.

  The size of the Company's orders can range from a few thousand dollars to over $100,000 per order. The loss or delay of large individual orders, therefore, can have a significant impact on the revenues and other quarterly results of the Company. In addition, the Company has generally recognized a substantial portion of its quarterly software licensing revenues in the last month of each quarter, and as a result, revenue for any particular quarter may be difficult to predict in advance. Because the Company's operating expenses are relatively fixed, a delay in the recognitions of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by, increased revenue, the Company's operating results would be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant, and therefore, the Company has not capitalized any software development costs.

Results of Operations

  The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from the Company's Statements of Operations.


                                             Years Ended December 31,
                                           ----------------------------
                                             1995      1996      1997
                                           --------  --------  --------
     Revenues:
       Software licensing................     47.0%     49.0%     54.7%
       Service, maintenance and other....     53.0      51.0      45.3
                                             -----     -----     -----
          Total revenues.................    100.0     100.0     100.0
                                             -----     -----     -----
     Cost of revenues:
       Software licensing................      4.5       2.6       2.9
       Service, maintenance and other....     13.7      10.6       9.3
                                             -----     -----     -----
          Total cost of revenues.........     18.2      13.2      12.2
                                             -----     -----     -----
     Gross profit........................     81.8      86.8      87.8
                                             -----     -----     -----
     Operating expenses:
       Product development...............     19.1      18.2      16.7
       Selling and marketing.............     44.6      45.9      49.1
       General and administrative........     12.5      15.3      14.2
                                             -----     -----     -----
          Total operating expenses.......     76.2      79.4      80.0
                                             -----     -----     -----
     Operating income (loss).............      5.6       7.4       7.8
     Other income (expense), net.........     (0.5)     (0.9)      1.5
                                             -----     -----     -----
     Net income (loss)...................      5.1%      6.5%      9.3%
                                             -----     -----     -----

     Gross profit:
       Software licensing................     90.4%     94.7%     94.8%
       Service, maintenance and other....     74.1      79.3      81.3


Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

 Revenues

  Total Revenues. Total revenues increased 40% from $19.0 million in 1996 to $26.7 million in 1997.

  Software Licensing. Software licensing revenues increased 57% from $9.3 million in 1996 to $14.6 million in 1997, primarily due to a 97% increase in Mercator license revenues, partially offset by a decrease in licenses of the Company's mainframe-based Trading Partner and KEY/MASTER products.

  Service, Maintenance and Other. Service, maintenance and other revenues increased 25% from $9.7 million in 1996 to $12.1 million in 1997, primarily due to a 125% increase in professional services revenues, particularly professional services associated with Mercator and, to a lesser extent, an increase in Mercator maintenance revenue, offset by a slight decrease in maintenance revenue related to the Company's mainframe-based Trading Partner and KEY/MASTER products. Maintenance revenues attributable to KEY/MASTER were $4.6 million and $4.2 million for 1996 and 1997, respectively.

 Cost of Revenues

     Cost of software licensing revenues consists primarily of media, manuals, distribution costs and the cost of third-party software that the Company resells. Cost of service, maintenance and other revenues consists primarily of personnel-related costs in providing maintenance, technical support, consulting, and training to customers. Gross margin on software licensing revenues is higher than gross margin on service, maintenance and other revenues, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services. Cost of service, maintenance and other revenues also varies based upon the mix of maintenance, technical support, consulting and training services.

  Cost of Software Licensing.   Cost of software licensing revenues increased
57% from $495,000 in 1996 to $778,000 in 1997. This increase was due to an increase in product sales of Mercator. Software licensing gross margin remained constant at 95% in 1996 and 1997.

  Cost of Service, Maintenance and Other.   Cost of service, maintenance and
other revenues increased 25% from $2.0 million in 1996 to $2.5 million in 1997. The increase was primarily due to an increase in the number of support personnel related to the Company's Mercator product. Service, maintenance and other gross margin remained constant at 79% in 1996 and 1997.

 Operating Expenses

  Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products and consist primarily of salaries, recruiting and other personnel-related expenses, depreciation of development equipment, supplies, travel and allocated facilities and communications costs. Product development expenses increased 29% from $3.5 million in 1996 to $4.5 million in 1997, primarily due to increased headcount associated with the development of new Mercator-based products. Product development expenses represented 18% and 17% of total revenues for 1996 and 1997, respectively. The Company believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development. The Company expects that the dollar amount of research and development expenses will increase through at least the remainder of 1998. To date, all research and development expenditures have been expensed as incurred.

  Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product descriptive literature, and allocated facilities and communications costs. Selling and marketing expenses increased 51% from $8.7 million in 1996 to $13.1 million in 1997. This increase was primarily due to the increased number of sales and marketing personnel required to address Mercator marketing opportunities and increased spending on Mercator-related marketing programs. Selling and marketing expenses represented 46% and 49% of total revenues for 1996 and 1997, respectively. The Company expects to continue hiring additional sales and marketing personnel and to increase promotional expenses through at least the remainder of 1998 to address Mercator marketing opportunities and anticipates that sales and marketing expenses will increase in absolute dollar amount.

  General and Administrative. General and administrative expenses consist primarily of salaries, recruiting, and other personnel-related expenses for the Company's administrative, executive, and finance personnel as well as outside legal and audit costs. General and administrative expenses increased 31% from $2.9 million in 1996 to $3.8 million in 1997. The increase was primarily due to increased management and management information system staff and increased depreciation expenses for computer equipment and system upgrades. General and administrative expenses represented 15% and 14% of total revenues for 1996 and 1997, respectively. The Company believes that the dollar amount of its general and administrative expenses will increase as the Company expands its administrative staff and incurs additional costs (including directors' and officers' liability insurance, investor relations programs and increased professional fees) related to being a public company.

 Other Income (Expense), Net

  Interest income increased from $135,000 in 1996 to $688,000 in 1997 due to investment income earned on proceeds from the Company's initial public offering. Borrowing expenses decreased from $286,000 in 1996 to $186,000 in 1997 due to the repayment of the Company's bank debt with the proceeds of the IPO.

 Taxes

  Due to the utilization of net operating loss carryforwards, the provisions for income taxes for 1997 and 1996 were not significant. At December 31, 1997, the Company had federal net operating loss carryforwards of $6.8 million, all of which expire through 2009. Due to the ''change in ownership'' provisions of the Internal Revenue Code of 1986, the availability of net operating loss carryforwards and research tax credits to offset federal taxable income in future periods could be subject to an annual limitation if a change in ownership for income tax purposes should occur. See note 9 of Notes to Financial Statements.

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995


 Revenues

  Total Revenues.   Total revenues increased 18% from $16.1 million in 1995 to
$19.0 million in 1996.

  Software Licensing.   Software licensing revenues increased 23% from $7.6
million in 1995 to $9.3 million in 1996, primarily due to a 74% increase in Mercator license revenues, partially offset by a decrease in licenses of the Company's mainframe-based Trading Partner and KEY/MASTER products.

  Service, Maintenance and Other.   Service, maintenance and other revenues
increased 14% from $8.5 million in 1995 to $9.7 million in 1996, primarily due to a 53% increase in professional services revenues, particularly professional services associated with Mercator and, to a lesser extent, an increase in Mercator maintenance revenue, offset by a slight decrease in maintenance revenue related to the Company's mainframe-based Trading Partner and KEY/MASTER products. Maintenance revenues attributable to KEY/MASTER were $4.9 million and $4.6 million for 1995 and 1996, respectively.

 Cost of Revenues

  Cost of Software Licensing.   Cost of software licensing revenues decreased
32% from $725,000 in 1995 to $495,000 in 1996, primarily due to termination of amortization relating to the Company's acquisition of Foretell Corp. Software licensing gross margin increased from 90% in 1995 to 95% in 1996, primarily due to termination of such amortization.

  Cost of Service, Maintenance and Other.   Cost of service, maintenance and
other revenues decreased 9% from $2.2 million in 1995 to $2.0 million in 1996. The decrease was primarily due to a decrease in the number of support personnel related to the Company's mainframe-based Trading Partner and KEY/MASTER products. Service, maintenance and other gross margin increased from 74% in 1995 to 79% in 1996, primarily due to the decrease in such support personnel.

 Operating Expenses

  Product Development.   Product development expenses increased 13% from $3.1
million in 1995 to $3.5 million in 1996, primarily due to increased headcount associated with the development of Mercator. Product development expenses represented 19% and 18% of total revenues for 1995 and 1996, respectively.

  Selling and Marketing.   Selling and marketing expenses increased 22% from
$7.2 million in 1995 to $8.7 million in 1996. This increase was primarily due to the increased number of sales and marketing personnel required to address Mercator marketing opportunities and increased spending on Mercator-related marketing programs. Selling and marketing expenses represented 44% and 46% of total revenues for 1995 and 1996, respectively.

  General and Administrative.   General and administrative expenses increased
46% from $2.0 million in 1995 to $2.9 million in 1996. The increase was primarily due to increased management and MIS staff, increased provision for bad debts and increased depreciation. General and administrative expenses represented 13% and 15% of total revenues for 1995 and 1996, respectively.

 Other Income (Expense), Net

  Other income decreased from $370,000 in 1995 to $135,000 in 1996 due to a one-time benefit in 1995 of $177,000 from the settlement of a lawsuit in the Company's favor and a decrease in the amount of interest earned on term license contracts. Borrowing expenses decreased from $420,000 in 1995 to $286,000 in 1996 due to reduced borrowing levels. Due to the utilization of net operating loss carryforwards, the provisions for income taxes for 1996 and 1995 were not significant.

 Taxes

  At December 31, 1996, the Company had federal net operating loss carryforwards of $8.6 million, all of which expire through 2009. Due to the "change in ownership" provisions of the Internal Revenue Code of 1986, the availability of net operating loss carryforwards and research tax credits to offset federal taxable income in future periods could be subject to an annual limitation if a change in ownership for income tax purposes should occur. See Note 9 of Notes to Financial Statements.

 Liquidity and Capital Resources

  At December 31, 1997 the Company had net working capital of $23,371,000, which includes cash and marketable securities of $21,403,000. Working capital at December 31, 1996 was ($1,220,000), including cash and marketable securities of $41,000. For 1997, cash provided by operations was ($195,500), compared to $729,900 for 1996. The decrease in operating cash and increase in accounts receivable is due to the increase in sales billed during the last month of the quarter as compared to 1996. Additions to property, plant and equipment accounted for $876,200 and $827,500 for 1997 and 1996, respectively.

  Net accounts receivable were $7,864,100 at December 31, 1997 compared to $4,380,900 at December 31, 1996. The number of days of average revenues in accounts receivables was 70 at December 31, 1996 compared to 88 at December 31, 1997. Capital expenditures have been, and future capital expenditures are anticipated to be, primarily for facilities, equipment and computer software to support expansion of the Company's operations. As of December 31, 1997, the Company had no material commitments for capital expenditures. The Company's bank line of credit generally limits capital expenditures to $400,000 per quarter.

     The Company has a line of credit facility with The Bank of New York which provides for Company borrowings equal to the lesser of $4,000,000 or the sum of 80% of eligible accounts receivable, and a lesser percentage of certain other receivables. Borrowings may take the form of prime rate loans (which bear interest at the bank's prime rate plus 1.0%) or LIBOR rate loans (which bear interest at LIBOR plus 3.0%). The Company's obligations under this credit line are secured by substantially all of the Company's assets. At December 31, 1997 the Company was in compliance with all financial covenants. The Company had no borrowings outstanding as of December 31, 1997 and does not anticipate any additional borrowings in the foreseeable future.

     The Company believes that its current cash and cash equivalent balances, its line of credit and net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's operating requirements, the Company may seek additional debt or equity financing. There can be no assurance that such financing will be available on terms acceptable to the Company. The sale of additional equity or debt securities could result in dilution to the Company's stockholders. In an effort to best utilize its working capital, the Company intends to pursue the development and acquisition of additional products or businesses which support the current business needs. Although the Company is continually considering and evaluating opportunities for future growth, the Company has no agreements or understandings with respect to any such acquisition.


Impact of the Year 2000 Issue

The company has completed an assessment of the year 2000 issue with respect to its computer systems. All of the Company's systems have been replaced or upgraded within the past 18 months and are year 2000 compliant. The Company is also in the process of communicating with its suppliers and customers to determine the extent to which it may be affected by any third parties' plans to remediate their own system 2000 issues.

In addition, the Company which is in the business of developing software for organizations to communicate and transfer data, has addressed the year 2000 issue, and all of its products are currently year 2000 compliant. Therefore to the best of managements' knowledge the impact of year 2000 will not have a material impact on either its operations or its sales to customers.


FACTORS THAT MAY AFFECT FUTURE RESULTS

     Risk of Fluctuations in Operating Results. The Company's quarterly and annual operating results have varied significantly in the past and are expected to do so in the future. Accordingly, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others: the size, timing and terms of individual license transactions; the sales cycle for the Company's products; demand for and market acceptance of the Company's products and related services (particularly its Mercator products); the number of businesses implementing the SAP R/3 system as well as the number of such businesses requiring third-party business application integration software and related services; the Company's ability to expand, and market acceptance of, its professional services business; the timing of expenditures by the Company in anticipation of product releases or increased revenue; the timing of product enhancements and product introductions by the Company and its competitors; market acceptance of enhanced versions of the Company's existing products and of new products; changes in pricing policies of the Company and its competitors; variations in the mix of products and services sold by the Company; the mix of channels through which products and services are sold; the success of the Company in penetrating international markets; the buying patterns and budgeting cycles of customers; personnel changes, the Company's ability to attract and retain qualified sales, professional services and research and development personnel and the rate at which such personnel become productive; and general economic conditions. In particular, the ability of the Company to achieve growth in the future will depend on its success in adding a substantial number of sales, professional services and research and development personnel. Competition for such personnel is intense and there can be no assurance the Company will be able to attract and retain these personnel.

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

     Dependence on Mercator Product Line. The Company introduced its Mercator products in 1993. In recent years, a significant and increasing portion of the Company's revenue has been attributable to licenses of its Mercator products and related services, and the Company expects that revenues attributable to Mercator will represent an increasing portion of the Company's total revenue for the foreseeable future. The development and marketing of its Mercator product line has required the Company to, among other things, focus its attention and resources away from some of its traditional products, market its products to a different customer base and shift a large portion of its development efforts to the Mercator product line. Accordingly, the Company's future operating results are highly dependent on the market acceptance and growth of its Mercator product line and enhancements thereto. There can be no assurance that market acceptance of the Mercator product line will increase or remain at current levels or that the Company will be able to successfully market the Mercator product line and develop extensions and enhancements to this product line on a long-term basis. In the event the Company's current or future competitors release new products that provide, or are perceived as providing, more advanced features, greater functionality, better performance, better compatibility with other systems or lower prices than the Mercator product line, demand for the Company's products and services would likely decline. See "Risks Associated with Technological Change, Product Enhancements and New Product Development" and "Competition." A decline in demand for, or market acceptance of, the Mercator product line as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on SAP R/3 System Implementations. A substantial portion of the Company's sales of its Mercator products and related services has been attributable to sales of Mercator for R/3 and related services. The Company believes that its future revenue growth, if any, will also depend in significant part upon continued sales of Mercator for R/3 and related services. The Company has devoted and must continue to devote substantial resources to identifying potential customers in the R/3 market, building strategic relationships and attracting and retaining skilled technical, sales and professional services personnel with expertise in R/3 systems. Personnel with expertise in the R/3 system are in high demand and as such are typically difficult to hire and retain. Regardless of the investments the Company makes in pursuing this new market, there can be no assurance that the Company will be successful in implementing a sales and marketing strategy appropriate for this market or in attracting and retaining the necessary skilled personnel.

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

     Risks Associated with Technological Change, Product Enhancements and New Product Development. The market for the Company's products and services is characterized by extremely rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to anticipate changes and enhance its current products and develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of its customers. The Company's products may be rendered obsolete if the Company fails to anticipate or react to change. Development of enhancements to existing products and new products depends, in part, on the timing of releases of new versions of applications systems by vendors, the introduction of new applications, systems or computing platforms, the timing of changes in platforms, the release of new standards or changes to existing standards, and changing customer requirements, among other factors. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements; that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements; or that its product enhancements or new products will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the introduction of product enhancements and new products and may experience such delays in the future. Furthermore, as the number of applications, systems and platforms supported by the Company's products increases, the Company could experience difficulties in developing on a timely basis product enhancements which address the increased number of new versions of applications, systems or platforms served by its existing products. Failure of the Company, for technological or other reasons, to develop and introduce product enhancements or new products in a timely and cost-effective manner or to anticipate and respond adequately to changing market conditions, as well as any significant delay in product development or introduction, could cause customers to delay or decide against purchases of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Dependence upon Development of Distribution Channels. An integral part of the Company's strategy is to expand both its direct sales force and its indirect sales channels such as Value-Added Resellers ("VARs"), Independent Software Vendors ("ISVs"), Systems Integrators ("SIs") and distributors. Although VARs, ISVs, SIs and distributors have not accounted for a substantial percentage of the Company's total revenues historically, the Company is increasing resources dedicated to developing and expanding its indirect distribution channels. There can be no assurance that the Company will be successful in expanding the number of indirect distribution channels for its products. Furthermore, any new VARs, ISVs, SIs or distributors may offer competing products, or have no minimum purchase requirements of the Company's products. There can also be no assurance that such third parties will provide adequate levels of services and technical support. The inability of the Company to enter into additional indirect distribution arrangements, the failure of such third parties to perform under agreements with the Company and to penetrate their markets, or the inability of the Company to retain and manage VARs, ISVs, SIs and distributors with the technical and industry expertise required to market the Company's products successfully could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's planned efforts to expand its use of VARs, ISVs, SIs and distributors will be successful. To the extent that the Company is successful in increasing its sales through indirect sales channels, it expects that those sales will be at lower per-unit prices than sales through direct channels, and revenue to the Company for each such sale will be less than if the Company had licensed the same product to the customer directly.

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

     The Company has hired additional sales personnel in 1997. The Company expects to continue hiring additional sales personnel through 1998. The Company's future success will depend in part upon the ability of the Company to attract, integrate, train, motivate and retain new sales personnel. There can be no assurance that the Company's efforts to expand its direct sales force will be successful or that the cost of such efforts will not exceed the revenue generated. In addition, the Company expects to experience a significant time lag between the date sales personnel are hired and the date such personnel become fully productive. The Company's inability to manage its sales force expansion effectively could have a material adverse effect on the Company's business, operating results and financial condition.

     Management of Growth. The growth of the Company's business has placed, and is expected to continue to place, a strain on the Company's administrative, financial, sales and operational resources and increased demands on its systems and controls. In particular, the

Company noted an increase in days sales outstanding from December 31, 1996 to December 31, 1997 from approximately 70 days to approximately 88 days, and an increase in total accounts receivable from $4.4 million to $7.9 million. Accounts Receivable DSOs were higher at December 31, 1997 versus December 31, 1996 due to the increased maintenance billings and higher proportion of new sales billed during the last month of the Company's fourth quarter of 1997 as compared to the fourth quarter of 1996.


     The Company has implemented or is in the process of implementing and will be required to implement in the future a variety of new and upgraded operational and financial systems, procedures and controls and to hire additional administrative personnel. There can be no assurance that the Company will be able to complete the implementation of these systems, procedures and controls or hire such personnel in a timely manner. The failure of the Company or its management to respond to, and manage, its growth and changing business conditions, or to adapt its operational, management and financial control systems to accommodate its growth could have a material adverse effect on the Company's business, operating results and financial condition. To promote growth in the Company's sales and operations, the Company will also continue to expand its sales and marketing organizations, expand and develop its distribution channels, fund increasing levels of product development and increase the size of its training, professional services and customer support organization to accommodate expanded operations, and there can be no assurance that the Company will be successful in these endeavors.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

     Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Financial Statements of the Company meeting the requirements of Regulation S-X are filed on pages F1 to F17 of this Annual Report on Form 10-K. See Part IV, Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Information regarding the Company's directors as required by this item will be included in the Company's proxy statement, to be delivered to stockholders in connection with the Company's annual meeting of stockholders to be held in June 1998. Such information is incorporated herein by reference.

     The following sets forth certain information with respect to the Company's executive officers:

Executive Officers

           Name                Age        Position with the Company
  -------------------------    ---      -----------------------------
  Constance F. Galley           56      President and Chief Executive
                                        Officer and Director
  Eric A. Amster...........     43      Vice President, Sales
  Patricia T. Boggs             46      Vice President, Professional
                                        Services
  Robert Bouton............     57      Vice President, Marketing
  Ira A. Gerard............     50      Vice President, Finance and
                                        Administration,
                                        Chief Financial Officer and
                                        Secretary

  James Monks..............     42      Vice President, International
                                        Operations
  David Raye...............     36      Vice President, Operations
  Edward J. Watson.........     60      Executive Vice President, Business
                                        Development
  Saydean Zeldin...........     57      Vice President, Research and
                                        Development


     Constance F. Galley has been President, Chief Executive Officer and a director of the Company since 1985, when the Company commenced operating as an independent entity. Prior to 1985, Ms. Galley directed the Company's Marketing and Development Operations when the Company was part of the Dun & Bradstreet Corporation. Ms. Galley is a member of the Board of Directors of the software division of ITAA and of SACIA, the Business Council of Southwestern Connecticut. Ms. Galley holds a Bachelor of Arts degree in Chemistry from Duke University.

     Eric A. Amster has been Vice President, Sales since joining the Company in December 1995. From February 1992 until December 1995, Mr. Amster was employed by General DataComm Industries, Inc., a data communications company, where he served most recently as Vice President of U.S. Federal and Commercial Sales. Mr. Amster holds a Bachelor of Science degree in Computer Science from the University of Maryland.

     Patricia T. Boggs has been Vice President, Professional Services since joining the Company in June 1997. From February 1991 to 1997, Miss Boggs was employed by Datalogix International Inc., where she served most recently as Vice President Client Services. Prior to 1991 Ms. Boggs was an Assistant Professor at both John Carroll University, University Heights, Ohio and Wright State University in Dayton, Ohio. Ms. Boggs holds a Masters Degree in Economics and a Doctorate in Operations Research/Statistics from Kent State University.

  Robert Bouton has been Vice President, Marketing since joining the Company in March 1992. Prior to March 1992, Mr. Bouton served in various sales and marketing capacities in the software industry, including Vice President, Marketing for CGI Systems. Mr. Bouton holds a Bachelor of Science degree in Electrical Engineering from Cornell University.

  Ira A. Gerard has been Vice President, Finance and Administration, Chief Financial Officer and Secretary since joining the Company in October 1995. From March 1994 to October 1995, Mr. Gerard served as Vice President and Chief Financial Officer of Adage Systems International, Inc., an ERP software company. From July 1993 to March 1994, Mr. Gerard was an independent consultant. From December 1989 until July 1993, Mr. Gerard was employed by Gestetner PLC, a photocopier and photographic equipment company, where he served most recently as Vice President, Finance and Operations. Mr. Gerard holds a Bachelor of Arts degree in Economics from Union College and a Master of Business Administration from Harvard University.

  James Monks has been Vice President, International Operations of the Company since May 1997 and was Director, International Operations of the Company from May 1992 until May 1997. From May 1989 until May 1992, Mr. Monks served as the Company's Director of European Operations and from April 1985 until May 1989, Mr. Monks served as the Company's U.K. Manager. Prior to April 1985, Mr. Monks held various technical support and management positions with the Company when the Company was a part of the Dun & Bradstreet Corporation. Mr. Monks holds an Honours Degree in Sports Science and Geography from the University of Loughborough, U.K.

  David Raye has been the Vice President, Operations of the Company since June 1994. From August 1992 until May 1994, Mr. Raye served as Vice President, KEY/MASTER Operations. From August 1991 until July 1992, Mr. Raye served as the Company's Director of Operations. Prior to August 1991, Mr. Raye served in various management capacities in the software industry including Director of Marketing for Information Sciences and Senior Product Marketing Manager for On-Line Software, International. Mr. Raye holds a Bachelor of Science degree in Marketing from Rutgers University and a Master of Business Administration from St. John's University, New York.

  Edward J. Watson has been Executive Vice President, Business Development of the Company since June 1994. From January 1994 until June 1994, Mr. Watson managed the Company's PC Division. From November 1990 until January 1994, Mr. Watson was a consultant to the Company and a General Partner of DownEast Partners, a consulting company. Prior to 1990, Mr. Watson served in various management capacities in the software industry, including President of TSI International (the predecessor of the Company) and Higher Order Software. Mr. Watson is married to Ms. Saydean Zeldin, the Vice President, Research and Development of the Company. Mr. Watson attended Oxford University.

  Saydean Zeldin has been Vice President, Research and Development of the Company since October 1994. From November 1990 to October 1994, Ms. Zeldin was a consultant to the Company and a general partner at DownEast Partners, a consulting company. Prior to 1990, Ms. Zeldin served in several senior engineering positions in the software industry, including serving as Founder and President of Touchstone Engineering, a software company that developed a management planning system using artificial intelligence technology, and Founder and Executive Vice President of Higher Order Software. Ms. Zeldin was also responsible for the re-entry guidance development of the Apollo flight software at the Instrumentation Laboratory, a laboratory of MIT. Ms. Zeldin is married to Mr. Watson, the Executive Vice President, Business Development of the Company. Ms. Zeldin holds a Bachelor of Arts degree in Physics from Temple University.


ITEM 11.  EXECUTIVE COMPENSATION

Compensation Agreements

     Information required by this item will be included in the Company's proxy statement, to be delivered to stockholders in connection with the Company's annual meeting of stockholders to be held in June 1998. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be included in the Company's proxy statement, to be delivered to stockholders in connection with the Company's annual meeting of stockholders to be held in June 1998. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be included in the Company's proxy statement, to be delivered to stockholders in connection with the Company's annual meeting of stockholders to be held in June 1998. Such information is incorporated herein by reference.


                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

     1.  Financial Statements

         The consolidated financial statements of the Company filed as part of the Annual Report on Form 10-K are listed in Item 8 on page 29 of this Annual Report on Form 10-K.

     2.  Financial Statement Schedules

         The financial statement schedules required by Regulation S-X are listed in Item 14(d) of this Annual Report on Form 10-K.

     3.  Exhibits.

     The Exhibits filed as a part of this Annual Report are listed in Item 14(c) of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K.

     During the last quarter of the period covered by this Annual Report on Form 10-K, the Company filed no Current Reports on Form 8-K.

(c) Exhibits.

    The Exhibits required by Regulation S-K are set forth in the following list and filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-K as so indicated in such list.

Exhibit
Number                 Exhibit Title
-------                -------------

3.01     Amended and Restated Certificate of Incorporation/(1)/
3.02     Registrant's Bylaws/(1)/
4.01     Form of Specimen Certificate for Registrant's Common Stock/(1)/
4.02     Stockholders Agreement dated as of June 1, 1989, as amended/(1)/
4.03     1989 Stock Purchase Agreement dated as of June 1, 1989, as amended/(1)/

10.01    *Registrant's 1993 Stock Option Plan and related documents/(1)/
10.02    *Registrant's 1997 Equity Incentive Plan/(1)/
10.03    *Registrant's 1997 Directors Stock Option Plan/(1)/
10.04    *Registrant's 1997 Employee Stock Purchase Plan/(1)/
10.05    *Registrant's Profit Participation Plan/(1)/
10.06 Form of Indemnification Agreement to be entered into by Registrant with each of its directors and executive officers/(1)/
10.07 Lease Agreement dated as of January 2, 1990 between Registrant and Robert D. Scinto, as amended/(1)/
10.08 Office Building Lease dated as of February 4, 1994 between Registrant and American National Bank and Trust Company of Chicago, not individually but solely as Trustee under Trust No. 42978, as amended/(1)/
10.09 Lease Agreement dated as of July 1, 1996 between Registrant and Boca Corners, L.P., Ltd., as amended/(1)/
10.10 Credit Agreement dated as of July 31, 1994 between Registrant and The Bank of New York, as amended/(1)/
10.11 Security Agreement dated as of July 31, 1994 between Registrant and The Bank of New York/(1)/
10.12 Guarantee Agreement dated as of August 22, 1994 by and between the Connecticut Development Authority and The Bank of New York, as amended/(1)/
10.13    *Letter Agreement, between Registrant and Constance Galley/(1)/
10.14 *Letter Agreement dated as of December 5, 1995 between Registrant and Eric Amster/(1)/
10.15 *Letter Agreement dated as of October 5, 1995, between Registrant and Ira Gerard/(1)/

10.16 *Letter Agreement dated as of January 1, 1994 between Registrant and Edward Watson/(1)/
10.17 *Letter Agreement dated as of October 1, 1994, between Registrant and Saydean Zeldin/(1)/
10.18 Series E Preferred Stock Purchase Agreement dated as of May 15, 1997 between the Company and the Purchasers named therein/(1)/
11.01    Statement of Earnings Per Share
23.01    Independent Auditors' Report on Schedules
23.02    Consent of KPMG Peat Marwick LLP, Independent Accountants
24.01    Power of Attorney
27.01    Financial Data Schedule

-------------

*     Indicates a management contract or compensatory plan or arrangement.
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-27293) and incorporated herein by reference.


(d) Financial Statement Schedules.

         Schedule II Valuation and Qualifying Accounts

                        TSI International Software Ltd.
                         Financial Statement Schedule
                       Valuation and Qualifying Accounts

                                                                Charged
                                                  Balance at    to Costs    Charged to                          Balance at
                                                  Beginning       and         Other                               End of
               Description                        of Period     Expenses    Accounts/(1)/    Deductions/(2)/      Period
               -----------                        ---------     --------    --------         ----------           ------
Allowance for  Doubtful Accounts Receivable
Year ended December 31, 1995                       $152,100       65,000      65,800          (124,800)          158,100
Year ended December 31, 1996                        158,100      431,700       1,400          (271,300)          319,900
Year ended December 31, 1997                        319,900      431,600     100,000          (380,200)          471,300

-------------

(1) Recoveries of balances previously written off.
(2) Write-offs of receivables and reversals of unneeded balances.

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable, or because the information has been provided in the Consolidated Financial Statements or the Notes thereto.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March __, 1998
                                       TSI INTERNATIONAL SOFTWARE, LTD.



                                       By:
                                          ------------------------------
                                           Constance F. Galley
                                           President and Chief Executive Officer

                        TSI INTERNATIONAL SOFTWARE LTD.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                          Page
                                                                                                          ----
Independent Auditors' Report............................................................................  F-2
Balance Sheets as of December 31, 1996 and 1997.........................................................  F-3
Statements of Income for the years ended December 31, 1995, 1996 and 1997...............................  F-4
Statements of Stockholders' Equity (Deficit) as of December 31, 1995, 1996 and 1997.....................  F-5
Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997...........................  F-6
Notes to Financial Statements...........................................................................  F-7

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
TSI International Software Ltd.:

  We have audited the accompanying balance sheets of TSI International Software Ltd. (the "Company") as of December 31, 1996 and 1997, and the related statements of income, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TSI International Software Ltd. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                  KPMG PEAT MARWICK LLP
New York, New York
February 4, 1998

                        TSI INTERNATIONAL SOFTWARE LTD.

                                BALANCE SHEETS

-----------------------------------------------------------------------------------
                                                                December 31,
                                                        ---------------------------
                                                            1996           1997
                                                        ------------   -----------
                    ASSETS
Current assets:
  Cash                                                  $     41,300   $10,912,500
  Investments in marketable securities                            --    10,490,500
  Accounts receivable, less allowances of
    $319,900 and $471,300                                  4,380,900     7,864,100
  Current portion of investment in licensing
    contracts receivable, net of unearned
    finance income of $84,200 and $60,000 (note 3)           742,000       678,100

  Prepaid expenses and other current assets                  388,000       745,000
                                                        ------------   -----------
      Total current assets                                 5,552,200    30,690,200
Furniture, fixtures and equipment, net (note 4)            1,304,400     1,587,300
Investment in licensing contracts receivable, net of
  unearned finance income of $50,100 and $38,700
  (note 3)                                                   551,600       421,800
Other assets                                                 113,100       242,400
                                                        ------------   -----------
                                                        $  7,521,300   $32,941,700
                                                        ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                      $    694,800   $   600,200
  Accrued expenses (note 10)                               1,486,500     2,207,900
  Current portion of deferred maintenance revenue          4,591,200     4,511,000
                                                        ------------   -----------
    Total current liabilities                              6,772,500     7,319,100
Long-term debt (note 5)                                    2,790,100
Other long-term liabilities                                   27,400        17,800
Deferred maintenance revenue, less current portion           225,000       188,400
                                                        ------------   -----------
  Total liabilities                                        9,815,000     7,525,300
                                                        ------------   -----------
Stockholders' equity (deficit)(note 6)
  Convertible preferred stock (authorized 5,000,000
  shares; $8,219,000 aggregate liquidation
  preference in 1996)                                          8,600            --
  Common stock ($.01 par value; authorized
    20,000,000 shares; issued 3,000,000 shares and
    9,056,542 shares, respectively)                           30,000        90,600
  Additional paid-in capital                               7,888,800    33,134,200
  Accumulated deficit                                    (10,036,600)   (7,557,000)
  Cumulative foreign currency translation
    adjustment                                              (119,500)     (199,300)
  Treasury stock, at cost (113,428 and 102,478
    shares, respectively)                                    (65,000)      (52,100)
                                                        ------------   -----------
  Total stockholders' equity (deficit)                    (2,293,700)   25,416,400
                                                        ------------   -----------
  Total liabilities and stockholders' equity (deficit)  $  7,521,300   $32,941,700
                                                        ============   ===========
-----------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.

                             STATEMENTS OF INCOME

                                                Years Ended December 31,
                                        ---------------------------------------
                                            1995          1996          1997
                                        -----------   -----------   -----------

Revenues:
 Software licensing...................  $ 7,552,900   $ 9,309,500   $14,602,400
 Service, maintenance and
  other...............................    8,508,500     9,694,400    12,067,300
                                        -----------   -----------   -----------
   Total revenues.....................   16,061,400    19,003,900    26,669,700
                                        -----------   -----------   -----------
Cost of revenues:
 Software licensing...................      724,900       494,800       778,100
 Service, maintenance and
  other...............................    2,200,800     2,005,700     2,490,000
                                        -----------   -----------   -----------
   Total cost of revenues.............    2,925,700     2,500,500     3,268,100
                                        -----------   -----------   -----------
Gross profit..........................   13,135,700    16,503,400    23,401,600
                                        -----------   -----------   -----------
Operating expenses:
 Product development..................    3,067,600     3,452,300     4,461,800
 Selling and marketing................    7,159,800     8,715,200    13,095,100
 General and administrative...........    2,001,200     2,921,500     3,791,600
                                        -----------   -----------   -----------
   Total operating expenses...........   12,228,600    15,089,000    21,348,500
                                        -----------   -----------   -----------
   Operating income...................      907,100     1,414,400     2,053,100
Borrowing expenses (note 5)...........     (419,800)     (285,500)     (185,800)
Investment income.....................      193,200       135,200       688,300
Other income (note 12)................      176,900            --            --
                                        -----------   -----------   -----------
   Income before
    income taxes......................      857,400     1,264,100     2,555,600
Provision for income taxes (note 9)...       34,600        36,200        76,000
                                        -----------   -----------   -----------
   Net income.........................  $   822,800   $ 1,227,900   $ 2,479,600
                                        ===========   ===========   ===========

Net income per share       - Basic....         $.29          $.43          $.42
                                        ===========   ===========   ===========
                           - Diluted..         $.15          $.21          $.29
                                        ===========   ===========   ===========

Average shares outstanding - Basic....    2,845,630     2,886,822     5,916,993
                                        ===========   ===========   ===========
                           - Diluted..    5,455,045     5,811,210     8,566,761
                                        ===========   ===========   ===========

                See accompanying notes to financial statements.

                                          TSI INTERNATIONAL SOFTWARE LTD.

                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                         Series A, B, C
                                                         --------------
                                                             and E
                                                             -----
                                                           Convertible
                                                           -----------
                                                         Preferred Stock                     Common Stock               Additional
                                                         ---------------                     ------------               ----------
                                                                        Par                                Par            Paid-In
                                                                        ---                                ---            -------
                                                     Shares            Value            Shares            Value           Capital
                                                     ------            -----            ------            -----           -------
Balance at December 31, 1994 ..............          860,969      $      8,600         3,000,000      $     30,000     $  8,023,800

Stock options exercised ...................             --                --                --                --           (135,000)
Net income ................................             --                --                --                --               --
Currency translation
  adjustment ..............................             --                --                --                --               --
                                                     -------      ------------         ---------      ------------     ------------
Balance at December 31, 1995 ..............          860,969             8,600         3,000,000            30,000        7,888,800
Net income ................................             --                --                --                --               --
Currency translation
  adjustment ..............................             --                --                --                --               --
                                                     -------      ------------         ---------      ------------     ------------
Balance at December 31, 1996 ..............          860,969             8,600         3,000,000            30,000        7,888,800
Issuance of Series E Preferred ............           50,000               500              --                --            992,900
Stock, net
Net proceeds from initial
public offering ...........................             --                --           3,000,000            30,000       24,242,300
Conversion of Preferred Stock .............         (910,969)           (9,100)        2,759,715            27,600          (18,500)
Exercise of warrants on a net
  exercise basis ..........................                                              296,827             3,000           (3,000)
Stock options exercised ...................             --                --                --                --             (4,200)
Net income ................................             --                --                --                --               --
Currency translation
  adjustment ..............................             --                --                --                --               --
Amortization of deferred
    compensation ..........................             --                --                --                --             35,900
                                                     -------      ------------         ---------      ------------     ------------
Balance at December 31, 1997 ..............             --                --           9,056,542      $     90,600     $ 33,134,200
                                                     =======      ============         =========      ============     ============

                                                                   Cumulative
                                                                   ----------
                                                                    Foreign
                                                                    -------
                                                Accumulated         Currency
                                                -----------         --------
                                                  Deficit          Translation               Treasury Stock
                                                  -------          -----------               --------------
                                                   Value           Adjustment            Shares          Value             Total
                                                   -----           ----------            ------          -----             -----
Balance at December 31, 1994 .............     ($12,087,300)     ($   144,400)         (184,638)     ($   223,700)     ($ 4,393,000)

Stock options exercised ..................             --                --              71,160           158,700            23,700
Net income ...............................          822,800              --                --                --             822,800
Currency translation
  adjustment .............................             --             (23,100)             --                --             (23,100)
                                                ------------      ------------         ---------      ------------      ------------
Balance at December 31, 1995 .............      (11,264,500)         (167,500)         (113,478)          (65,000)       (3,569,600)
Net income ...............................        1,227,900              --                --                --           1,227,900
Currency translation
  adjustment .............................             --              48,000              --                --              48,000
                                                ------------      ------------         ---------      ------------      ------------
Balance at December 31, 1996 .............      (10,036,600)         (119,500)         (113,478)          (65,000)       (2,293,700)
Issuance of Series E Preferred ...........             --                --                --                --             993,400
Stock net
Net proceeds from initial
public offering ..........................             --                --                --                --          24,272,300
Conversion of Preferred Stock ............             --                --                --                --                --
Exercise of warrants on a net
  exercise basis .........................             --                --                --                --                --

Stock options exercised ..................             --                --              11,000            12,900             8,700
Net income ...............................        2,479,600              --                --                --           2,479,600
Currency translation
  adjustment .............................             --             (79,800)             --                --             (79,800)
Amortization of deferred
    compensation .........................             --                --                --                --              35,900
                                                ------------      ------------         ---------      ------------      ------------
Balance at December 31, 1997 .............     ($ 7,557,000)     ($   199,300)         (102,478)     ($    52,100)     $ 25,416,400
                                                ============      ============         =========      ============      ============

                See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.

                           STATEMENTS OF CASH FLOWS


                                                                                Years Ended December 31,
                                                                        -----------------------------------------
                                                                            1995          1996          1997
                                                                        ------------  ------------  -------------

Cash flows from operating activities:
 Net income...........................................................  $   822,800   $ 1,227,900   $  2,479,600
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation  of fixed assets.......................................      351,000       436,100        623,300
  Amortization of deferred compensation...............................           --            --         35,900
  Amortization of licenses and purchased software (note 4)............      291,300            --             --
  Provision for losses on accounts receivable.........................       65,000       431,700        281,400
  Changes in operating assets and liabilities:
   Accounts receivable................................................     (977,200)   (1,930,500)    (3,848,600)
   Investment in licensing contracts receivable.......................      502,900       585,300        193,700
   Prepaid expenses and other current assets..........................       69,800       (87,200)      (357,000)
   Other assets.......................................................      (18,400)      (43,500)      (129,300)
   Accounts payable...................................................      133,500       255,700        (94,600)
   Accrued expenses...................................................      155,000       220,000        736,900
   Other long term liabilities........................................      (57,400)           --             --
   Deferred maintenance revenue.......................................      (16,100)     (365,600)      (116,800)
                                                                        -----------   -----------   ------------
    Net cash provided (used) by operating activities..................    1,322,200       729,900       (195,500)
                                                                        -----------   -----------   ------------

Cash used by investing activities:
  Purchase of furniture, fixtures and equipment.......................     (354,300)     (827,500)      (876,200)
  Purchases of marketable securities..................................           --            --    (10,490,500)
                                                                        -----------   -----------   ------------
  Net cash used by investing activities...............................     (354,300)     (827,500)   (11,366,700)
                                                                        -----------   -----------   ------------

Cash flows from financing activities:
 Net proceeds from initial public offering............................           --            --     24,272,300
 Issuance of Preferred Stock..........................................           --            --        993,400
 Net borrowings (repayments) under revolving line of credit...........   (1,150,000)      (50,000)    (2,790,100)
 Payments under capital leases........................................     (143,500)      (51,900)       (55,100)
 Stock options exercised..............................................       23,700            --          8,700
                                                                        -----------   -----------   ------------
    Net cash (used) provided by financing activities..................   (1,269,800)     (101,900)    22,429,200
                                                                        -----------   -----------   ------------

Effect of exchange rate changes on cash...............................       (5,600)       98,300          4,200
                                                                        -----------   -----------   ------------
    Net change in cash................................................     (307,500)     (101,200)    10,871,200
Cash at beginning of period...........................................      450,000       142,500         41,300
                                                                        -----------   -----------   ------------
Cash at end of period.................................................  $   142,500   $    41,300   $ 10,912,500
                                                                        ===========   ===========   ============

Supplemental information:
Cash paid for:
 Interest.............................................................  $   352,200   $   278,900   $    171,500
 Income taxes.........................................................       21,000        27,100         42,200
Non-cash investing and financing activities:
 Acquisition of equipment under capital leases........................  $   104,600   $        --   $     30,000
 Conversion of preferred stock to common stock........................           --            --          9,100
 Net exercise of warrants.............................................           --            --          3,000
                                                                        ===========   ===========   ============

                See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.

                         NOTES TO FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

 The Company

  TSI International Software Ltd. (the "Company") develops, markets, licenses, and supports computer software and related services which allow organizations to integrate their business applications within the enterprise and with outside business partners. The Company's customers are located primarily throughout the U.S. and Western Europe and represent a broad range of industries.

 (a) Revenue Recognition

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

  The Company licenses its KEY/MASTER product on a term-use basis for 15 to 60 month periods. The contracts provide for maintenance and generally do not have renewal or purchase options. At contract inception, the present value of the payments to be received under the contract is apportioned between software licensing revenue and maintenance revenue and recognized as described above. The present value of the payments to be received is recorded as the investment in licensing contracts receivable. License interest revenue is recognized over the term of the contract at a constant rate of return.

 (b) Product Development Costs

  Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires that software development costs: (i) be expensed as incurred until technological feasibility (as defined therein) is achieved; and (ii) capitalized subsequent to achieving technological feasibility and prior to the product being available to customers. The establishment of technological feasibility of the Company's products has essentially coincided with the products' general release to customers. Accordingly, the Company expenses all software development costs as incurred.

  Purchased software with alternative future use is capitalized and amortized over its expected useful life.

 (c) Furniture, Fixtures, and Equipment

  Furniture, fixtures, and equipment are carried at cost less accumulated depreciation computed using the straight-line method over their estimated useful lives. Furniture, fixtures, and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the lease term.

 (d) Income Taxes

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is

                        TSI INTERNATIONAL SOFTWARE LTD.

(1) Summary of Significant Accounting Policies (Continued)

recognized in income in the period that includes the enactment date. Valuation allowances are provided for any portion of the deferred tax assets which are more likely than not to be realized.

 (e) Earnings per Share

  In December 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding increased for any dilutive effects of options, warrants, and convertible securities. All net income per share data for prior years has been restated to conform with the provisions of SFAS No. 128

 (f) Cash Equivalents

  The Company considers securities with maturities of three months or less, when purchased, to be cash equivalents.

 (g) Marketable Securities

  All marketable securities are classified as trading securities under the provision of Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and unrealized holding gains and losses are reflected in earnings.

 (h) Long-Lived Assets

  During 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires companies to review assets for possible impairment and provides guidelines for recognition of impairment losses related to long-lived assets, certain intangibles, and assets to be disposed of. The impact of the adoption of SFAS No. 121 was not material.

 (i) Stock Options

  Also during 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, the Company elected not to record any compensation expense for stock options granted to employees at fair value and will disclose in the notes to its financial statements the impact on net income and net income per share as if the fair value based compensation cost had been recognized (see note 6).

 (j) Use of Estimates

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

                        TSI INTERNATIONAL SOFTWARE LTD.

 (k) Recently Issued Accounting Standards

  In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information", were issued. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not expect comprehensive income to be materially different from net income reported under existing generally accepted accounting principles. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders which is currently not required. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is required to adopt both standards in the first quarter of 1998.

  In October 1997 the AICPA issued SOP 97-2, "Software Revenue Recognition", which supersedes SOP 91-1. The Company will adopt SOP 97-2 for software transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as additional software products, upgrades or enhancements, rights to exchange or return software, postcontract customer support, or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element. If sufficient vendor-specific objective evidence of fair market values does not exist, revenue from the sale could be deferred until such sufficient evidence exists, or until all elements have satisfied the requirements for revenue recognition.

  SOP 97-2 is newly issued and has not yet been subject to interpretation in practice or in applicable accounting guidelines. The Company has reviewed, and is continuing to review, its license agreements in light of its requirement to adopt SOP 97-2 and believes such adoption will not have a material effect on its operations.

  Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to the financial statements of the Company.


(2) Foreign Operations

  The Company's balance sheets include foreign branch assets of $2,574,400 and $3,867,200 and liabilities of $282,200 and $406,600 at December 31, 1996 and
1997, respectively. The foreign net income for the years ended December 31, 1995, 1996, and 1997, after allocation of corporate charges, was $133,700, $345,400 and $45,300, respectively.

     With the exception of direct sales activities in the United Kingdom and Canada, the Company utilizes distributors and agents to market its products outside the United States. Revenues generated through these third parties amounted to $147,100, $288,700 and $125,400 for the years ended December 31, 1995, 1996, and 1997, respectively.


(3) Investment in Licensing Contracts

     The net investment in licensing contracts at December 31, 1997, is comprised of future minimum contract payments receivable, net of unearned interest income. The interest rate implicit in term-use licensing contracts was 9.5% for contracts entered into during the years 1996 and 1997. Total minimum contract payments receivable at December 31, 1997 are as follows:

     1998..................................        738,100
     1999..................................        368,600
     2000..................................         81,000
     2001..................................         10,900
                                                ----------
                                                 1,198,600
     Less unearned interest income.........        (98,700)
                                                ----------
                                                 1,099,900
     Less current portion..................       (678,100)
                                                ----------
     Non current portion...................     $  421,800
                                                ==========

                        TSI INTERNATIONAL SOFTWARE LTD.

(4) Capital Assets

 (a) Furniture, Fixtures, and Equipment

  Furniture, fixtures and equipment consist of the following:



                                                             December 31,         Useful Life
                                                      --------------------------  -----------
                                                          1996          1997         Range
                                                      ------------  ------------  -----------

  Computer systems..................................  $ 2,421,700   $ 3,175,900     3-7 years
  Furniture and fixtures............................      545,500       607,200     3-7 years
  Office equipment..................................      325,800       335,900     3-7 years
  Leasehold improvements............................      328,500       443,700    3-10 years
  Automobiles.......................................       99,900        64,900       5 years
                                                      -----------   -----------
                                                        3,721,400     4,627,600

  Less accumulated depreciation and
    amortization....................................   (2,417,000)   (3,040,300)
                                                      -----------   -----------
                                                      $ 1,304,400   $ 1,587,300
                                                      ===========   ===========

     Computer systems and equipment under capital leases included in the above totals, net of accumulated depreciation, was $56,200 and $30,800 as of December 31, 1996 and 1997, respectively.

 (b) Purchased Software

     In 1990 the Company acquired software from Foretell Corporation which was available for sale to customers at the time of purchase. The cost of $1,484,200 was amortized over a five year period which ended in 1995. Amortization expense for 1995 was $272,100.


(5) Long-Term Debt

     The Company has a line of credit facility with The Bank of New York which provides for Company borrowings equal to the lesser of $4,000,000 or the sum of 80% of eligible accounts receivable, and a lesser percentage of certain other receivables. Borrowings may take the form of prime rate loans (which bear interest on borrowings at either the bank's prime rate plus 1.0%) or LIBOR rate loans (which bear interest at the LIBOR rate plus 3.0%). The Company's obligations under this credit line are secured by substantially all of the Company's assets. At December 31, 1997, the Company was in compliance with all financial covenants. All amounts outstanding under this line of credit were paid off in July 1997 with proceeds from the Company's initial public offering. The Company had no borrowings outstanding at December 31, 1997. Borrowing costs and effective interest rates under this agreement were as follows:

                        TSI INTERNATIONAL SOFTWARE LTD.

                                    Years Ended December 31,
                                 -------------------------------
                                   1995       1996       1997
                                 ---------  ---------  ---------

  Interest expense.............  $368,300   $250,200   $181,500
  Guarantee fees...............    31,500     23,600      1,400
  Commitment fees..............    20,000     11,700     12,900
                                 --------   --------   --------
                                 $419,800   $285,500   $195,800
                                 ========   ========   ========
  Effective interest rate......     11.41%      9.51%     13.26%
                                 ========   ========   ========

(6) Stockholders' Equity (Deficit)

 (a) Initial Public Offering

     On July 1, 1997, the Company sold 3,000,000 shares of common stock in an initial public offering (IPO) which resulted in proceeds of approximately $24,272,300, net of offering expenses of $837,700. In connection with the completion of the IPO, the following transactions were completed: (i) The Company increased the number of authorized shares of common stock and preferred stock to 20,000,000 shares and 5,000,000 shares, respectively; (ii) the Company completed a three-for-one common stock split; (iii) all outstanding preferred shares were converted into 2,759,715 shares of common stock; and, (iv) certain shareholders of the Company registered and sold 1,600,000 of common stock with net proceeds to these shareholders of $13,392,000. The accompanying financial statements have been retroactively adjusted to reflect the common stock split.

     In addition, on May 15, 1997, three new investors acquired a total of 50,000 shares of Series E convertible preferred stock at $20 a share, which at closing of the IPO converted into 150,000 shares of common stock.

     At December 31, 1996, certain owners of preferred and common stock held an aggregate of nine warrants to purchase common stock at $2.00 a share. During 1997, two warrants were exercised into an aggregate of 296,827 shares. As the warrants were exercised on a net exercise basis, no proceeds were received by the Company. At December 31, 1997, there are seven warrants remaining which are exercisable for 711,771 shares of common stock and expire in 2002.

                        TSI INTERNATIONAL SOFTWARE LTD.

(b) Preferred Stock



     The Company has authorized 5,000,000 shares of preferred stock which may be issued by the Board of Directors on such terms and with such rights, preferences, and designations as the Board may determine without any vote of the stockholders. At December 31, 1996 the following shares of preferred stock were outstanding:

Series A Stock...........................................          297,405
Series B Stock...........................................          115,761
Series C Stock...........................................          447,803
                                                                   -------
  Total outstanding......................................          860,969
                                                                   -------
Series B Stock issuable to prevent dilution..............            8,936
                                                                   -------
                                                                   869,905
                                                                   =======

     On July 1, 1997, in conjunction with the Company's initial public offering, all preferred shares outstanding were converted into 2,759,715 shares of stock based on the three-to-one stock split. No preferred shares were issued or outstanding at December 31, 1997

(c) Stock Option Plans


     The Company established the Equity Incentive Stock Option Plan ("Equity Plan") in May 1997 which replaces the 1993 Stock Option Plan. The Equity Plan provides that the Company may grant options to employees to purchase up to 2,641,671 shares of the Company's common stock. The Company granted 250,600 options under the Plan in 1997 at exercise prices from $1.66 to $14.375 per share. Options have been granted at fair market value. No options may be granted for a term greater than 10 years.

     In addition, the Company established a Directors Stock Option Plan in May 1997 which authorizes the issuance of options to directors to purchase 225,000 shares of the Company. During 1997, 60,000 options were granted at $6.67 a share.

     In addition, the Company established an Employee Stock Purchase Plan which reserves a total of 750,000 shares of the Company's common stock for issuance thereunder. The plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions. Eligible employees may select a deduction of 2 to 15% of their compensation subject to certain maximum limitations as described in the plan. The offering period began on the date of offering and will end on July 31, 1998. As of December 31, 1997, no shares had been purchased under the plan. Purchases of shares will take place at six-month intervals from the beginning date of each offering period.

                        TSI INTERNATIONAL SOFTWARE LTD.

  Transactions under all Plans are summarized below:

                                                Number      Weighted
                                                ------      --------
                                              of Shares   Average Price
                                              ----------  -------------

Shares under option at December 31, 1994        739,767           $0.33
  Exercised                                     (71,160)          $0.33
  Granted                                       367,500           $0.33
  Cancelled                                    (116,250)          $0.33
                                              ---------
Shares under option at December 31, 1995        919,857           $0.33
  Exercised                                          --
  Granted                                       150,000           $1.40
  Cancelled                                      (6,000)          $0.33
                                              ---------
Shares under option at December 31, 1996      1,063,857           $0.48
  Exercised                                     (10,700)          $0.82
  Granted                                       310,600           $6.41
  Cancelled                                          --           $0.00
                                              ---------
Shares under option at December 31, 1997      1,363,757           $1.83
                                              =========

Options exercisable were as follows:
  December 31, 1995                             409,107           $0.33
  December 31, 1996                             576,357           $0.33
  December 31, 1997                             771,907           $0.42

     Options were granted in 1995 and prior years at an exercise price of $0.33 a share, options were granted during 1996 at exercise prices of $0.67 and $1.67 a share and options were granted during 1997 at exercise prices between $1.66 to $14.375. Substantially all options vest ratably over a four year period from the date of grant. There were 2,165,464 shares available for grant at December 31, 1997.

     As discussed in Note 1, the Company adopted SFAS No. 123 during 1996 and elected not to recognize compensation expense relating to employee stock options where the exercise price of the option equaled the fair value (as estimated by the Company) of the stock on the date of grant. As a non-public entity prior to July 1, 1997, for the years 1995 and 1996 the Company utilized the minimum value method to determine compensation based on the fair value of the options on the date of grant in accordance with SFAS No. 123. Following are the resultant pro forma amounts of net income and net income per share:

                                                      1995       1996        1997
                                                    --------  ----------  ----------
Net income -- as reported.........................  $822,800  $1,227,900   2,479,600
Net income -- pro forma...........................  $819,500  $1,216,600   2,023,600
Earnings per share -- as reported - Basic.........  $    .29  $      .43  $      .42
 - Diluted........................................  $    .15  $      .21  $      .29
Earnings per share -- pro forma -  Basic..........  $    .29  $      .42  $      .34
 - Diluted........................................  $    .15  $      .21  $      .24

     The weighted average fair value of each option granted in 1995, 1996 and 1997 was $ 0.22, $ 0.92 and $ 4.24 respectively. These values are based on estimates on the date of grant using the modified Black-Scholes option pricing model using the following weighted average assumptions:

                        TSI INTERNATIONAL SOFTWARE LTD.

                                           1997                   1996 and 1995
                                           ----                   -------------

  Risk-free interest rate.......      5.37% to 7.07%                  6.27%
  Expected life in years........                  6                      6
  Expected volatility...........               59.8%                     0%
  Expected dividend yield.......                  0%                     0%


(7) Earnings per Share

     In February 1997, Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" was issued. The statement sets forth guidance on the presentation of earnings per share and requires dual presentation of Basic and Diluted earnings per share on the face of the income statement. The computation of basic earnings per share is based on income available to common stockholders and the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if dilutive stock options were exercised resulting in the issuance of common stock that then shared in the earnings of the Company. In connection with the IPO, all outstanding preferred stock was converted into common stock on the basis described in note 6 and, accordingly, are shown as outstanding for the diluted earnings per share calculation for all periods presented. Following are the components of common stock used to calculate Basic and Diluted earnings per share:


                                             Years Ended December 31,
                                          -------------------------------
                                            1995       1996       1997
                                          ---------  ---------  ---------
Weighted average common shares            2,845,630  2,886,822  5,916,993
 outstanding (basic shares)
Common shares issued for conversion       2,609,415  2,609,415  1,304,632
 of preferred stock
Dilutive effect of stock options and             --    314,973  1,345,136
 warrants                                 ---------  ---------  ---------
Total diluted shares                      5,455,045  5,811,210  8,566,761
                                          =========  =========  =========


(8) Employee Bonus and Savings Plans

     The Company maintains a bonus plan for all non-executive officer employees. The bonus plan is reviewed annually by the Board of Directors and provides for payments based upon a percentage of pretax income, as defined. Bonus payments were $100,000, $200,000, and $200,000 in 1995, 1996 and 1997 respectively.

     On July 1, 1990, the Company established a defined contribution plan under
Section 401(k) of the Internal Revenue Code which provides for voluntary employee salary deferrals but does not require Company matching funds. The defined contribution plan covers substantially all employees. Employees are eligible to contribute to the defined contribution plan

                        TSI INTERNATIONAL SOFTWARE LTD.

upon completion of three months of service with the Company. Contributions are subject to established limitations as determined by the Internal Revenue Service. There have been no Company contributions to the plan to date. As of January 1, 1998 the Company amended the plan to include an employer match of 2% of participants' contributions up to 4%.


(9) Income Taxes

     The provision for income taxes is comprised of the following for the years ended December 31, 1995, 1996 and 1997:

                                                  1995       1996       1997
                                                  ----       ----       ----
Federal Alternative Minimum Taxes (AMT)          34,600     36,200     46,000
State Taxes                                          --         --     30,000
                                                 ------     ------     ------
Provision for Income Taxes                       34,600     36,200     76,000
                                                 ======     ======     ======

     At December 31, 1997, the Company had federal tax net operating loss carryforwards of $6,849,000 expiring between the years 2000 and 2009 and research and experimentation credits of $655,900 expiring between 2003 and 2008.
Section 382 of the Internal Revenue Code imposes a limitation on the amount of tax loss carryforwards which can be utilized in any year after there has been a 50% or greater ownership change of the Company. The ownership change is based on the number of shares of stock or the aggregate market value of the stock within any consecutive three year period. Future years' utilization of the Company's tax loss carryforwards could be subject to this limitation.

     At December 31, 1996 and 1997, the components of net deferred taxes (utilizing a 41.4% combined tax rate) were:

                                                                              1996       1997
                                                                           ----------  --------
  Deferred tax liabilities...............................................  $1,024,900  $928,200

  Deferred tax assets, net of valuation allowances of $5,294,900 and
    $4,441,500 in 1996 and 1997..........................................  $1,024,900  $928,200
                                                                           ----------  --------
     Net deferred taxes..................................................          --        --
                                                                           ==========  ========

     Significant temporary differences which give rise to deferred tax (a) liabilities and (b) assets are: (a) investment in licensing contracts receivable and depreciation; and (b) net operating loss carryforwards and deferred maintenance revenues.

     The decrease in the valuation allowance of $853,400 in 1997 is the result of the utilization of net operating loss carryforwards.

     The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                                                 1996        1997
                                                                ------      ------
      U.S. Federal Statutory Rate                                34.0%      34.0%
      Non-deductible expenses                                     7.5%       1.6%
      State income taxes, net of U.S.
       federal tax benefit                                        1.2%       0.8%
      Change in valuation allowance                             (39.8%)    (33.4%)
                                                               ------     ------
       Effective tax rate                                         2.9%       3.0%
                                                               ======     ======

(10) Accrued Expenses

     Included in accrued expenses as of December 31, 1996 and 1997, are compensation costs (regular payroll, commissions, bonus, profit sharing, and other withholdings) of $548,300 and $1,473,500, respectively.

                        TSI INTERNATIONAL SOFTWARE LTD.

(11) Commitments and Contingencies

     The Company rents premises and furniture, fixtures, and equipment under operating leases which expire at various dates through 2011.

     Future minimum payments, by year and in the aggregate, under operating and capital leases at December 31, 1997 are:


    Year                                                        Capital    Operating
    ----                                                        --------   ----------
    1998......................................................    20,700    1,172,700
    1999......................................................    10,500    1,097,700
    2000......................................................    10,500    1,080,900
    2001......................................................     1,800      594,100
    2002......................................................        --      144,000
  Thereafter..................................................        --    1,872,000
                                                                --------   ----------
     Total....................................................  $ 43,500   $5,961,400
                                                                           ==========
  Less amount representing interest...........................   (17,400)
                                                                --------
     Present value of minimum capital lease payments..........  $ 26,100
                                                                ========

     Certain of the aforementioned leases provide for additional payments relating to taxes and other operating expenses. Rental expense for the years ended December 31, 1995, 1996, and 1997, under all operating leases aggregated approximately $820,900, $717,300, and $840,428 respectively.


(12) Litigation Settlement

     In April 1995 the Company received cash in settlement of a lawsuit which, after payment of legal expenses, resulted in a non-operating gain of $176,900.


(13) Condensed Quarterly Information (Unaudited)

     The following condensed quarterly information has been prepared by management on a basis consistent with the Company's audited financial statements. Such quarterly information may not be indicative of future results. Amounts are in thousands, except per share data.

                        TSI INTERNATIONAL SOFTWARE LTD.

                                                                            1996
                                                             ----------------------------------
                                                              First   Second    Third   Fourth
                                                             -------  -------  -------  -------
                                                             Quarter  Quarter  Quarter  Quarter
                                                             -------  -------  -------  -------
Total revenues.............................................   $4,089   $4,236  $ 5,046  $ 5,633
Gross profit...............................................    3,564    3,681    4,413    4,845
Net income.................................................      121      186      518      403
Net income per share - Basic...............................      .04      .06      .18      .14
                     - Diluted.............................      .02      .03      .09      .07
Weighted average number of common and common
 equivalent shares outstanding
                     - Basic...............................    2,887    2,887    2,887    2,887
                     - Diluted.............................    5,496    5,648    5,989    6,111


                                                                             1997
                                                             ----------------------------------
                                                               First   Second    Third   Fourth
                                                             -------  -------  -------  -------
                                                             Quarter  Quarter  Quarter  Quarter
                                                             -------  -------  -------  -------
Total revenues.............................................   $5,508   $6,155  $ 7,000  $ 8,007
Gross profit...............................................    4,786    5,491    6,032    7,093
Net income.................................................      313      267      789    1,115
Net income per share - Basic...............................      .11      .09      .09      .12
                     - Diluted.............................      .05      .04      .07      .10
Weighted average number of common and common
 equivalent shares outstanding
                     - Basic...............................    2,887    2,887    8,944    8,950
                     - Diluted.............................    6,369    6,493   10,724   10,682

     The sum of the quarterly per share amounts does not agree to the respective annual amounts due to rounding.