Form 10-K/A
period 1997-12-31
TSI INTERNATIONAL SOFTWARE LTD
filed 1998-05-11
CIK 1039276

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                  TO             .

                        COMMISSION FILE NUMBER: 0-22667

                        TSI INTERNATIONAL SOFTWARE LTD.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                             06-1132156
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                                45 DANBURY ROAD
                               WILTON, CT  06897
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (203) 761-8600

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [_]

          The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, as of the close of business on March 23, 1998, was approximately $84,842,885.

          As of that date, the Registrant had outstanding 9,211,380 shares of Common Stock, $0.01 par value.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS, KEY EMPLOYEES AND DIRECTORS

  The executive officers, key employees and directors of the Company are as follows:

                 NAME               AGE         POSITION WITH THE COMPANY
   -------------------------------- --- ----------------------------------------
   Constance F. Galley(1)..........  56 President and Chief Executive Officer
                                         and Director
   Eric A. Amster..................  44 Vice President, Sales
   Patricia T. Boggs...............  46 Vice President, Professional Services
   Robert H. Bouton................  57 Vice President, Marketing
   Ira A. Gerard...................  50 Vice President, Finance and
                                         Administration, Chief Financial Officer
                                         and Secretary
   James Monks.....................  42 Vice President, International Operations
   David Raye......................  37 Vice President, Operations
   Edward J. Watson................  60 Executive Vice President, Business
                                         Development
   Saydean Zeldin..................  57 Vice President, Research and Development
   Stewart K.P. Gross(1)(2)........  38 Director
   Ernest E. Keet(1)(2)............  57 Director
   John J. Pendray(1)(2)...........  58 Director
   Dennis G. Sisco(1)(2)...........  51 Director

--------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

  Constance F. Galley has been President, Chief Executive Officer and a director of the Company since 1985, when the Company commenced operating as an independent entity. Prior to 1985, Ms. Galley directed the Company's Marketing and Development Operations when the Company was part of the Dun & Bradstreet Corporation. Ms. Galley is a member of the Board of Directors of the software division of ITAA and is the Chairperson of SACIA, the Business Council of Southwestern Connecticut. Ms. Galley holds a Bachelor of Arts degree in Chemistry from Duke University.

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

  Patricia T. Boggs has been Vice President, Professional Services since joining the Company in June 1997. From February 1991 to 1997, Ms. Boggs was employed by Datalogix International Inc., where she served most recently as Vice President, Client Services. Prior to 1991, Ms. Boggs was an Assistant Professor at both John Carroll University in University Heights, Ohio and Wright State University in Dayton, Ohio. Ms. Boggs holds a Masters degree in Economics and a Doctorate in Operations Research/Statistics from Kent State University.

  Robert H. Bouton has been Vice President, Marketing since joining the Company in March 1992. Prior to March 1992, Mr. Bouton served in various sales and marketing capacities in the software industry, including Vice President, Marketing for CGI Systems. Mr. Bouton holds a Bachelor of Science degree in Electrical Engineering from Cornell University.

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

  James Monks has been Vice President, International Operations of the Company since May 1997 and was Director, International Operations of the Company from May 1992 until May 1997. From May 1989 until May 1992, Mr. Monks served as the Company's Director of European Operations and from April 1985 until May 1989, Mr. Monks served as the Company's U.K. Manager. Prior to April 1985, Mr. Monks held various technical support and management positions with the Company when the Company was a part of the Dun & Bradstreet Corporation. Mr. Monks holds an Honours Degree in Sports Science and Geography from the Loughborough University, U.K.

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

  Saydean Zeldin has been Vice President, Research and Development of the Company since October 1994. From November 1990 to October 1994, Ms. Zeldin was a consultant to the Company and a general partner at DownEast Partners, a consulting company. Prior to 1990, Ms. Zeldin served in several senior engineering positions in the software industry, including serving as Founder and President of Touchstone Engineering, a software company that developed a management planning system using artificial intelligence technology, and Founder and Executive Vice President of Higher Order Software. Ms. Zeldin was also responsible for the re-entry guidance development of the Apollo flight software at the Instrumentation Laboratory, a laboratory of MIT. Ms. Zeldin is married to Mr. Edward J. Watson, the Executive Vice President, Business Development of the Company. Ms. Zeldin holds a Bachelor of Arts degree in Physics from Temple University.

  Stewart K.P. Gross has served as a director of the Company since April 1993. Mr. Gross is a Managing Director of E.M. Warburg Pincus & Co., LLC and has been employed by E.M. Warburg Pincus & Co., LLC since 1987. Prior to 1987, Mr. Gross was employed at Morgan Stanley & Co. Mr. Gross is a director of Vanstar Corporation, BEA Systems, IA Corporation and several privately-held companies.

  Ernest E. Keet has served as a director of the Company since April 1985. Mr. Keet has been the President and a member of the Board of Directors of Vanguard Atlantic Ltd. since April 1984. Mr. Keet is the Chief Executive Officer and a director of Axolotl Corp. and from May 1995 until December 1996, was the President of Axolotl Corp. Mr. Keet also served as the Chairman and Chief Executive Officer of ECsoft Ltd. from November 1989 to April 1994.

  John J. Pendray has served as a director of the Company since April 1985. Mr. Pendray has been an Executive in Residence at George Mason University since November 1996. Prior to joining George Mason

University, Mr. Pendray was the President of the International Group at Cincinnati Bell Information Systems from March 1993 to August 1996. From July 1992 to March 1993, Mr. Pendray was an independent consultant. From 1985 until July 1992, Mr. Pendray was a senior partner at Vanguard Atlantic, Ltd.

  Dennis G. Sisco has served as a director of the Company since January 1990. Mr. Sisco is a partner with Behrman Capital. From December 1988 until February 1997, Mr. Sisco was the President of D&B Enterprises, Inc. (now Cognizant Enterprises, Inc.). From December 1988 until February 1997, Mr. Sisco had also been employed by Cognizant Corporation and its predecessor The Dun & Bradstreet Corporation, most recently as an Executive Vice President. Mr. Sisco is also a director of the Gartner Group, Inc., Oacis Healthcare Holdings Corporation and Aspect Development, Inc.

  Directors are elected by the stockholders at each annual meeting of stockholders to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. Executive officers are chosen by, and serve at the discretion of, the Board of Directors. The current directors were elected pursuant to a stockholders' agreement pursuant to which certain stockholders agreed to vote their shares to elect Messrs. Gross, Keet, Pendray and Sisco and Ms. Galley to the Board of Directors. This agreement terminated in July 1997, upon the closing of the Company's initial public offering. Except for Mr. Watson and Ms. Zeldin, there are no family relationships among any of the Company's directors or executive officers.

DIRECTOR COMPENSATION

  The Company reimburses the members of its Board for expenses associated with their attendance at Board meetings and at Board Committee meetings. None of the members of the Board is entitled to receive fees for attendance at Board meetings or at Board Committee meetings.

  In May 1997, the Board adopted and the Company's stockholders approved the 1997 Directors Stock Option Plan (the "Directors Plan") and reserved a total of 225,000 shares of the Company's Common Stock for issuance thereunder. Members of the Board who are not employees of the Company, or any parent or subsidiary of the Company are eligible to receive stock options under the Directors Plan. Each eligible director who is or becomes a member of the Board on or after May 10, 1997 will automatically be granted an option for 15,000 shares. Accordingly, in May 1997, each of Messrs. Gross, Keet, Pendray and Sisco received options to purchase 15,000 shares of Common Stock at an exercise price of $6.67 per share. Upon each one-year anniversary of the date such director is granted the 15,000 share option, he or she will receive an additional option grant for 3,750 shares, provided such director has served continuously as a member of the Board. Each 15,000 share option granted under the Directors Plan will vest over four years as to 25% of the shares on the last day of each twelve-month period following the date such 15,000 share option was granted. Each 3,750 share option granted under the Directors Plan will vest as to 100% of the shares on the last day of the twelve month period following the date such 3,750 share option was granted. The per share exercise price of each option granted under the Directors Plan prior to the Company's initial public offering was the fair market value of a share of the Company's Common Stock as determined by the Board. The per share exercise price of each option granted after the Company's initial public offering will be equal to the closing price of a share of the Company's Common Stock on the Nasdaq National Market on the date of grant. Options granted under the Directors Plan generally expire three months after the termination of the optionee's service to the Company or a parent or subsidiary of the Company, except in the case of death or disability, in which case the options may be exercised up to 12 months following the date of death or termination of service. In the event of a merger, consolidation or certain other change of control transactions, the vesting of all outstanding options granted pursuant to the Directors Plan will accelerate and such options will become exercisable in full prior to the close of such corporate transaction. The Directors Plan will terminate in May 2007, unless terminated earlier in accordance with the provisions of the Directors Plan.

ITEM 11.  EXECUTIVE COMPENSATION.

  The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during 1995, 1996 and 1997 by (i) the Company's chief executive officer and (ii) the Company's four other most highly compensated executive officers whose salary exceeded $100,000 and who were serving as executive officers at the end of 1997 (together, the "Named Officers").

                          SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                                                    COMPENSATION
                                                                    ------------
                                                                       AWARDS
                                                                    ------------
                                                                     SECURITIES
                                                      OTHER ANNUAL   UNDERLYING
NAME AND PRINCIPAL POSITION   YEAR SALARY(1) BONUS(2) COMPENSATION    OPTIONS
---------------------------   ---- --------- -------- ------------  ------------
Constance F. Galley.......... 1997 $203,538  $50,000    $  4,952(3)   112,500
 President, Chief Executive
  Officer and Director        1996 $165,000  $50,000    $  5,031(3)    18,000
                              1995 $161,133  $35,107    $    144(3)       --
Robert H. Bouton............. 1997 $164,000  $20,000    $  4,952(3)       --
 Vice President, Marketing    1996 $158,704  $20,000    $  4,900(3)       --
                              1995 $142,795  $10,000    $    225(3)       --
Ira A. Gerard(4)............. 1997 $159,892  $26,667    $  6,417(3)       --
 Vice President, Finance and
  Administration,             1996 $146,000  $20,000    $  6,516(3)       --
 Chief Financial Officer and
  Secretary                   1995 $ 34,442      --     $     22(3)   144,000
Saydean Zeldin............... 1997 $154,808  $26,667    $  2,889(3)       --
 Vice President, Research and
  Development                 1996 $130,000  $20,000    $  2,922(3)    36,000
                              1995 $129,703  $15,000    $    225(3)    45,000
Eric A. Amster............... 1997 $125,000      --     $184,918(5)       --
 Vice President, Sales        1996 $125,000      --     $ 85,951(5)    36,000
                              1995 $  9,611      --     $  3,920(5)    72,000

--------
(1) See "-- Compensation Agreements."
(2) Bonus amounts are reported in the year paid.
(3) Represents the portion of health, life and disability insurance premiums paid by the Company.
(4) Mr. Gerard joined the Company in October 1995.
(5) Includes sales commissions paid to Mr. Amster by the Company in the amount of $3,916, $80,982 and $178,501 in 1995, 1996 and 1997, respectively, and also includes $4, $4,918 and $6,417 for the portion of health, life and disability insurance premiums paid by the Company in 1995, 1996 and 1997, respectively. Mr. Amster joined the Company in December 1995.

  The following table sets forth information regarding option grants during 1997 to each of the Named Officers.

                             OPTION GRANTS IN 1997

                                                                             POTENTIAL REALIZABLE
                                                                               VALUE AT ASSUMED
                         NUMBER OF  PERCENTAGE OF                            ANNUAL RATES OF STOCK
                         SECURITIES TOTAL OPTIONS                           PRICE APPRECIATION FOR
                         UNDERLYING  GRANTED TO                                 OPTION TERM(4)
                          OPTIONS   EMPLOYEES IN  EXERCISE PRICE EXPIRATION -----------------------
NAME                     GRANTED(1)    1997(2)     PER SHARE(3)     DATE        5%          10%
----                     ---------- ------------- -------------- ---------- ----------- -----------
Constance F. Galley.....  112,500       21.4%         $6.67       5/8/2007   $1,222,282  $1,946,279
Robert H. Bouton........      --         --             --             --           --          --
Ira A. Gerard...........      --         --             --             --           --          --
Saydean Zeldin..........      --         --             --             --           --          --
Eric A. Amster..........      --         --             --             --           --          --

--------
(1) Unless otherwise indicated below, all options granted in 1993 were granted pursuant to the Company's 1993 Stock Option Plan (the "1993 Plan"), and vest as to 25% of the shares covered by such option each year following the date of grant, subject to acceleration under certain circumstances. Under the 1997 Plan, the Board or a committee of the Board retains discretion, subject to 1993 Plan limits, to modify the terms of outstanding options. The options have a term of ten years if the grantee is based in the United States and a term of seven years if the grantee is based in the United Kingdom subject to earlier termination in certain situations related to termination of employment. See "-- Employee Benefit Plans."
(2) Based on a total of 525,700 options granted to all employees during 1997.
(3) All options were granted at an exercise price equal to the fair market value of the Company's Common Stock.
(4) Potential realizable values are calculated based on the fair market value of the Common Stock at the date of grant minus the exercise price. The 5% and 10% assumed annual rates of compounded stock appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock price. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

  The following table includes information concerning unexercised stock options held by the Named Officers at December 31, 1997. No options were exercised by the Named Officers during 1997.

            AGGREGATE OPTION EXERCISES IN 1997 AND YEAR-END VALUES

                               NUMBER OF SECURITIES
                              UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                              OPTIONS AT FISCAL YEAR-    IN-THE-MONEY OPTIONS
                                        END            AT FISCAL YEAR-END ($)(1)
                             ------------------------- -------------------------
  NAME                       EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
  ----                       ----------- ------------- ----------- -------------
Constance F. Galley.........   161,961      121,500    $1,538,630   $1,344,250
Robert H. Bouton............    63,000          --     $  577,710          --
Ira A. Gerard...............    72,000       72,000    $  660,240   $  660,240
Saydean Zeldin..............    75,000       49,000    $  675,780   $  418,005
Eric A. Amster..............    45,000       63,000    $  400,680   $  541,800

--------
(1) These values have not been, and may never be, realized and are based on the positive spread between the respective exercise prices of outstanding options and $9.50, which was the closing price of the Company's Common Stock on December 31, 1997.

COMPENSATION AGREEMENTS

  The Company has entered into agreements with the following executive officers of the Company: Constance Galley, the Company's President and Chief Executive Officer; Ira Gerard, the Company's Vice President, Finance and Administration and Chief Financial Officer; Eric Amster, the Company's Vice President, Sales; Edward Watson, the Company's Executive Vice President, New Business Development; Saydean Zeldin, the Company's Vice President, Research and Development and Robert H. Bouton, Vice President Marketing.

  Ms. Galley's agreement provides for an annual base salary of $225,000. Ms. Galley is also eligible to receive an annual bonus based upon the Company achieving certain financial objectives for such year. This agreement may be terminated by the Company at any time for any reason. If Ms. Galley is terminated without cause, she will continue to receive her base salary for a one-year period following such termination. In the event that the Company is acquired by a company that does not continue to employ Ms. Galley, she will continue to receive her base salary for a one-year period following such termination.

  Mr. Gerard's agreement provides for an initial annual base salary of $146,000 and a grant of an option to purchase an aggregate of 144,000 shares of Common Stock. Mr. Gerard currently receives a base salary of $160,000. Mr. Gerard is eligible to receive a bonus of up to $25,000 per year for meeting corporate objectives for such year. This agreement may be terminated by the Company at any time for any reason. If Mr. Gerard is terminated without cause, he will continue to receive his base salary for a six-month period following such termination. In the event that the Company is acquired by a company that does not continue to employ Mr. Gerard, he will continue to receive his base salary for a six-month period following such termination.

  Mr. Amster's agreement provides for an annual base salary of $125,000 and a grant of an option to purchase an aggregate of 72,000 shares of Common Stock. Mr. Amster is eligible to receive a bonus and commissions of up to $145,000 per year upon meeting revenue related goals for such year. This agreement may be terminated by the Company at any time for any reason. If Mr. Amster is terminated without cause, he will continue to receive his base salary for a six-month period following such termination.

  Mr. Watson's agreement provides for an initial annual base salary of $150,000. Mr. Watson currently receives a base salary of $160,000. This agreement may be terminated by the Company at any time for any reason. If Mr. Watson is terminated without cause, he will continue to receive his base salary for a six-month period following such termination. In the event that the Company is acquired by a company that does not continue to employ Mr. Watson, he will continue to receive his base salary for a one-year period following such termination.

  Ms. Zeldin's agreement provides for an initial annual base salary of $130,000. Ms. Zeldin currently receives a base salary of $155,000. This agreement may be terminated by the Company at any time for any reason. If Ms. Zeldin is terminated without cause, she will continue to receive her base salary for a six-month period following such termination. In the event that the Company is acquired by a company that does not continue to employ Ms. Zeldin, she will continue to receive her base salary for a one-year period following such termination.

  Mr. Bouton's agreement provides for an initial base salary of $135,000 and an option to purchase an aggregate of 45,000 shares of Common Stock. Mr. Bouton currently receives a base salary of $164,000. This agreement may be terminated by the Company at any time for any reason.

EMPLOYEE BENEFIT PLANS

  1997 Equity Incentive Plan. In May 1997, the Board adopted and the Company's stockholders approved the 1997 Equity Incentive Plan (the "1997 Plan"), under which 1,125,000 shares of the Company's Common Stock are reserved for issuance. In addition to the 1,125,000 shares reserved for issuance thereunder, shares that are reserved for issuance but that are not subject to options under the Company's 1993 Stock Option Plan (the "1993 Plan") and shares that are subject to outstanding options which either terminate without being exercised or that are repurchased by the Company at the original issue price will be available for issuance under the 1997 Plan. The 1997 Plan became effective in July 1997 and will terminate in May 2007, unless terminated earlier in accordance with the provisions of the 1997 Plan. The 1997 Plan authorizes the award of options, opportunities to purchase restricted stock and stock bonuses (an "Award"). The 1997 Plan is administered by a committee appointed by the Board, currently the Compensation Committee, consisting of Messrs. Keet, Sisco, Pendray and Gross, all of whom are non-employee directors under applicable federal securities laws and "outside directors" as defined under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). The Compensation Committee has the authority to construe and interpret the 1997 Plan and any agreement made thereunder, grant Awards and make all other determinations necessary or advisable for the administration of the 1997 Plan.

   As of March 31, 1998, 396,200 shares of Common Stock were subject to options outstanding under the 1997 Plan and 1,023,474 shares of Common Stock were available for future distribution pursuant to the 1997 Plan, including shares originally reserved for issuance under the 1993 Plan that have become available for distribution under the 1997 Plan. Since the effectiveness of the 1997 Plan, the Company has issued 400 shares of Common Stock as Stock Bonuses. The 1997 Plan provides for the grant of both incentive stock options ("ISOs") that qualify under Section 422 of the Code and nonqualified stock options ("NQSOs"). ISOs may be granted only to employees of the Company or of a parent or subsidiary of the Company. NQSOs may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company, provided such consultants, independent contractors, and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction ("Eligible Service Providers"). The per share exercise price of ISOs must be at least equal to the fair market value of a share of the Company's Common Stock on the date of grant unless the option is an ISO granted to a stockholder owning 10% or more of the Company's capital stock in which case the exercise price must be at least 110% of the fair market value of the Company's Common Stock. The per share exercise price of NQSOs must be at least 85% of the fair market value of the Company's Common Stock. The maximum term of options granted under the 1997 Plan is ten years if the grantee is based in the United States and a maximum term of seven years if the grantee is based in the United Kingdom, unless the option is an ISO granted to a stockholder owning 10% or more of the Company's stock in which case the maximum term is five years. Options granted under the 1997 Plan may not be transferred in any manner other than by will or by the laws of descent and distribution and may be exercised during the lifetime of the optionee only by the optionee. Options granted under the 1997 Plan generally expire three months after the termination of the optionee's service to the Company or a parent or subsidiary of the Company, except in the case of death or disability, in which case the options may be exercised up to 12 months following the date of death or termination of service. No person may receive more than 300,000 shares in any calendar year pursuant to the grant of Awards under the 1997 Plan. New employees, however, are eligible to receive Awards up to a total of 450,000 shares in the calendar year in which they are hired.

  Opportunities to purchase shares of the Company's Common Stock ("Restricted Stock Awards") and awards of shares of the Company's Common Stock ("Stock Bonuses"), either of which may be subject to a right of repurchase in favor of the Company or other restrictions on ownership or transfer, may be given to Eligible Service Providers. The Compensation Committee, which is the administrator of the 1997 Plan, has the authority to determine the restrictions applicable to the stock. The purchase price of Common Stock sold pursuant to a Restricted Stock Award must be at least 85% of the fair market value of the shares on the date of grant. Awards that are granted below 100% of fair market value are limited under the 1997 Plan. No Eligible Service Provider may receive more than 150,000 shares pursuant to such Awards under the 1997 Plan and no more than 300,000 shares may be issued pursuant to such Awards for the term of the 1997 Plan.

  In the event of a merger, consolidation or certain other change of control transactions, any outstanding Awards will accelerate by one-year's vesting or such additional acceleration of vesting as the Compensation Committee in its discretion may decide, and may be assumed or replaced by the successor corporation. In lieu of such assumption or replacement, but in addition to the one-year's additional vesting or such additional acceleration of vesting, the successor corporation may substitute equivalent Awards or provide substantially similar consideration to Eligible Service Providers as is provided to stockholders.

  1993 Stock Option Plan. As of March 31, 1998, 1,194,581 shares of Common Stock were subject to options outstanding under the 1993 Plan. No further options will be granted under the 1993 Plan. However, all outstanding options will remain outstanding until exercised or until they terminate or expire in accordance with their terms. The terms of options granted under the 1993 Plan and the administration of the 1993 Plan are substantially the same as those that pertain to the 1997 Plan.

  1997 Employee Stock Purchase Plan. In May 1997, the Board adopted and the Company's stockholders approved the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 750,000 shares of the Company's Common Stock for issuance thereunder. As of April 30, 1998, 70,662 shares of Common Stock had been issued pursuant to the Purchase Plan and 679,338 shares remained available for future issuance under the Purchase Plan. The Purchase Plan became effective in July 1997 and permits eligible employees to acquire shares of the Company's Common Stock through payroll deductions. Eligible employees may select a rate of payroll deduction between 2% and 15% of their compensation and are subject to certain maximum purchase limitations described in the Purchase Plan. Each offering under the Purchase Plan is for a period of 12 months (the "Offering Period") and consists of two six-month purchase periods (each a "Purchase Period"). The purchase price for the Company's Common Stock purchased under the Purchase Plan is 85% of the lesser of the closing price of the Company's Common Stock on the first day of the applicable Offering Period and the last day of the applicable Purchase Period. The first Offering Period began on July 1, 1997 and will end on July 31, 1998. The Board has the power to set the beginning of any Offering Period and to change the duration of Offering and Purchase Periods. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

  Until May 1997, the Company had no separate compensation or stock option committee or other board committee performing equivalent functions, and these functions were performed by the Company's Board of Directors of which Constance F. Galley, President and Chief Executive Officer of the Company, was and is a member. In May 1997, the Company's Board of Directors appointed a Compensation Committee which currently consists of Stewart K.P. Gross, Ernest
E. Keet, John J. Pendray and Dennis G. Sisco, each a non-employee director of the Company.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF
LIABILITY

  As permitted by Section 145 of the Delaware General Corporation Law, the Bylaws of the Company provide that (i) the Company is required to indemnify its directors and executive officers to the fullest extent permitted by the Delaware General Corporation Law, (ii) to the fullest extent permitted by the Delaware General Corporation Law, the Company is required to advance all expenses, as incurred, to its directors and executive officers in connection with a legal proceeding (subject to certain exceptions), (iii) the rights conferred in the Bylaws are not exclusive, (iv) the Company may, in its discretion indemnify or advance expenses to persons whom the Company is not obligated to indemnify or advance expenses; (v) the Company is authorized to enter into indemnification agreements with its directors, officers, employees and agents or any person serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, including employee benefit plans and (vi) the Company may not retroactively amend the Bylaw provisions relating to indemnification.

  The Company has entered into Indemnification Agreements with each of its current directors and executive officers to give such directors and officers additional contractual assurances regarding the scope of the indemnification set forth in the Company's Bylaws and to provide additional procedural protections. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims for indemnification.

  As permitted by the Delaware General Corporation Law, the Company's Certificate of Incorporation includes a provision that eliminates the personal liability of its directors for monetary damages for breach of fiduciary duty as a director to the fullest extent permitted by the Delaware General Corporation Law.

  As authorized by the Company's Bylaws, the Company, with approval of the Board, has obtained directors' and officers' liability insurance.

  In so far as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


  The following table sets forth certain information with respect to the beneficial ownership of TSI Software Common Stock as of April 24, 1998 by: (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director and nominee; (iii) each Named Executive Officer set forth in the Summary Compensation Table below; and
(iv) all directors and executive officers as a group.

                                                        AMOUNT OF
                                                        BENEFICIAL
NAME OF BENEFICIAL OWNER                               OWNERSHIP(1) PERCENT(1)
------------------------                               ------------ ----------
Stewart K.P. Gross....................................  2,288,655      25.0%
 Warburg, Pincus Capital Company, L.P.(2)
Ernest E. Keet........................................  1,709,177      17.9
 Vanguard Atlantic Ltd.(3)
Amerindo Investment Advisors Inc.(4)..................  1,168,000      12.2
Richard L. Chilton, Jr.(5)............................    500,000       5.2
Constance F. Galley(6)................................    518,832       5.3
Ira A. Gerard(7)......................................     72,723         *
Eric A. Amster(8).....................................     46,958         *
Robert H. Bouton(9)...................................     65,694         *
Saydean Zeldin(10)....................................    241,750       2.5
John J. Pendray(11)...................................    114,807       1.2
Dennis G. Sisco(12)...................................      5,750         *
All executive officers and directors as a group
 (9 persons)(13)........................ .............  5,178,896      50.1

--------
 *Less than 1%

 (1) Based upon a total of 9,098,202 shares of Common Stock outstanding as of April 24, 1998. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 1998 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

 (2) Includes 382,281 shares of Common Stock issuable to Warburg, Pincus Capital Company, L.P. ("Warburg") upon exercise of Warrants. Warburg, Pincus & Co. is the sole General Partner of Warburg and has a 20% interest in the profits of Warburg. E.M. Warburg, Pincus & Co., LLC, a New York limited liability company, manages Warburg. Lionel I. Pincus is the managing partner of Warburg, Pincus & Co. and the managing member of E.M. Warburg, Pincus & Co., LLC and may be deemed to control both such entities. The members of E.M. Warburg, Pincus & Co., LLC are substantially the same as the partners of Warburg, Pincus & Co. Mr. Gross, a director of the Company, is a Managing Director and member of E.M. Warburg, Pincus & Co., LLC and a general partner of Warburg, Pincus & Co. As such, Mr. Gross may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg. Mr. Gross disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. Also includes 3,750 shares subject to stock options exercisable within 60 days of April 24, 1998. The address of Mr. Gross and Warburg is 466 Lexington Avenue, New York, NY 10017.

 (3) Based upon Schedules 13G dated February 2, 1998. Includes 1,559,325 shares of Common Stock held of record by Vanguard Atlantic Ltd. ("Vanguard") and 135,543 shares of Common Stock held of record by Mr. Keet. Mr. Keet, a director of the Company, is the President of Vanguard and may be deemed to beneficially own the shares owned by such entity.
     Mr. Keet disclaims beneficial ownership of such shares except to the extent of his indirect pecuniary interest therein. Also includes 3,750 shares subject to stock options exercisable within 60 days of April 24, 1998. The address of Vanguard is 304 Main Avenue, Suite 290, Norwalk, Connecticut 06851 and the address of Mr. Keet is 619 Marina Boulevard, San Francisco, CA 94123.

 (4) Based on a Schedule 13D, as amended through April 17, 1998. Amerindo Investment Advisors Inc., a California corporation ("Amerindo") and Amerindo Investment Advisors, Inc., a Panama cororation ("Amerindo Panama") and together with Amerindo, the "Amerindo Companies"), are registered investment advisors, and in this capacity may be deemed to be the beneficial owners of the securities listed. Clients of the Amerindo Companies have the right to receive and direct the receipt of dividends and proceeds from sales of shares disposed of by the Amerindo Companies. No single client of the Amerindo Companies owns more than 5% of the shares reported. Amerindo has shared voting and dispostive power over 815,500 shares of TSI Software Common Stock, and Amerindo Panama has shared voting and dispositive power over 342,500 shares of TSI Software Common. Messrs. Alberto Vilar and Gary Tanaka, who are the sole stockholders and directors of the Amerindo Companies, have shared voting and dispositive power over all of the shares shown. The Amerindo Investment Advisors Inc. Profit Sharing Trust (the "Trust") has sole voting and dispositive power as to 10,000 shares of TSI Software Common Stock. Each of the Amerindo Companies, the Trust and Messrs. Vilar and Tanaka disclaim beneficial ownership of all of the shares reported.

 (5) Based upon a Schedule 13G dated April 13, 1998. Mr. Chilton reported sole voting and dispositive power with respect to these shares. The address of Mr. Chilton is c/o Chilton Investment Co., Inc., 320 Park Avenue, 22nd Floor, New York, NY 10022.

 (6) Includes 194,586 shares of Common Stock subject to options exercisable within sixty days of April 24, 1998, and 25,005 shares of Common Stock issuable upon exercise of Warrants. This also includes 60,000 shares of Common Stock owned by Saugatuck Partners ("Saugatuck"), the investment advisor of which is the husband of Ms. Galley. Ms. Galley disclaims beneficial ownership of shares owned by Saugatuck.

 (7) Includes 72,000 shares of Common Stock subject to options exercisable within sixty days of April 24, 1998.

 (8) Includes 40,000 shares of Common Stock subject to options exercisable within sixty days of April 24, 1998.

 (9) Includes 63,000 shares of Common Stock subject to options exercisable within sixty days of April 24, 1998.

(10) Represents 78,250 shares of Common Stock subject to options exercisable within sixty days of April 24, 1998. Also includes 6,000 shares of Common Stock, 151,500 shares of Common Stock subject to options exercisable within 60 days of April 24, 1998 and 6,000 shares of Common Stock issuable upon exercise of warrants, all of which are held by Ms. Zeldin's husband, Edward J. Watson. Ms. Zeldin disclaims beneficial ownership of the shares, options and warrants held by Mr. Watson.

(11) Includes 4,950 shares of Common Stock subject to options, 30,000 shares of Common Stock held of record by his wife Linda L. Pendray and 6,000 shares of Common Stock held of record by his son, Michael D. Pendray. Mr. Pendray disclaims beneficial ownership of the shares held by his son.

(12) Includes 3,750 shares of Common Stock subject to options exercisable of April 24, 1998.

(13) Includes an aggregate of 704,786 shares of Common Stock subject to options and 413,286 shares of Common Stock issuable upon exercise of Warrants, including the options and Warrants described in footnotes (2),
     (3) and (6) through (12).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


  Since January 1, 1995, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of any class of voting securities of the Company or members of such person's immediate family had or will have a direct or indirect material interest other than the compensation agreements which are described in "Management."

                                   SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TSI INTERNATIONAL SOFTWARE LTD.

Date:  May 6, 1998                By:          /s/ Ira A. Gerard
                                     -------------------------------------------
                                                   Ira A. Gerard
                                     Vice President, Finance and Administration,
                                       Chief  Financial Officer and Secretary


  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                   NAME                                 TITLE                        DATE
                   ----                                 -----                        ----
PRINCIPAL EXECUTIVE OFFICER:

          /s/ Constance F. Galley            President, Chief Executive Officer   May 6, 1998
-------------------------------------------    and Director
            Constance F. Galley

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

             /s/ Ira A. Gerard               Vice President, Finance and          May 6, 1998
-------------------------------------------    Administration, Chief Financial
               Ira A. Gerard                   Officer and Secretary

ADDITIONAL DIRECTORS:

                  By:  *                     Director                             May 6, 1998
-------------------------------------------
              Ernest E. Keet

                  By:  *                     Director                             May 6, 1998
-------------------------------------------
            Stewart K.P. Gross

                  By:  *                     Director                             May 6, 1998
-------------------------------------------
              John J. Pendray

                  By:  *                     Director                             May 6, 1998
-------------------------------------------
              Dennis G. Sisco

          *By:  /s/ Ira A. Gerard            Attorney-in-Fact                     May 6, 1998
-------------------------------------------
               Ira A. Gerard
