Form 10-Q
period 1998-03-31
TSI INTERNATIONAL SOFTWARE LTD
filed 1998-05-14
CIK 1039276

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


  X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
------
          Exchange Act of 1934 for the quarterly period ended March 31, 1998.

______ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                            Commission File Number:

                        TSI INTERNATIONAL SOFTWARE LTD.
            (Exact name of registrant as specified in its charter)

        Delaware                                          06-1132156
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)
No.)


    45 Danbury Road, Wilton, CT                           06897
    (Address of principal executive offices)              (Zip Code)


              Registrant's telephone number, including area code:
                                 203-761-8600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes     X     No  _____
                                  ------

As of March 31, 1997, Registrant had outstanding 9,098,202 shares of Common Stock, $.01 par value.

================================================================================

                        TSI INTERNATIONAL SOFTWARE LTD.

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----

PART 1    FINANCIAL INFORMATION (UNAUDITED)

          ITEM 1 - Financial Statements

          Balance Sheets as of and March 31, 1998 and
               December 31, 1997.....................................      3

          Statements of Income for the Three Months ended
               March 31, 1998 and 1997...............................      4

          Condensed Statements of Cash Flows for the Three Months
          Ended March 31, 1998 and 1997..............................      5

          Notes to Financial Statements..............................    6-7

          ITEM 2 - Management's Discussion and
          Analysis of Financial Condition and Results of Operations..   8-15

          ITEM 3 - Quantitative and Qualitative Disclosures About
          Market Risk................................................     15

PART II OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS.................................      16

          ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........      16

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................      16

          ITEM 4. SUBMISSION OF MATTERS TO VOTE OF
          SECURITY HOLDERS..........................................      16

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................      16

SIGNATURES..........................................................      16

                        TSI INTERNATIONAL SOFTWARE LTD.
                                BALANCE SHEETS

                                                                                   MARCH 31,             DECEMBER 31,
                                                                              ----------------      --------------------
                                    ASSETS                                           1998                    1997
                                    ------                                    ----------------      --------------------
                                                                                 (Unaudited)
Current assets:
     Cash                                                                     $     14,205,900      $         10,912,500
     Marketable Securities                                                           8,213,000                10,490,500
     Accounts receivable, less allowances of
       $584,200 and $471,300                                                         8,996,200                 7,864,100
     Current portion of investment in licensing
       contracts receivable, net of unearned finance
       income of $81,200 and $84,200                                                   701,200                   678,100
     Prepaid expenses and other current assets                                         805,200                   745,000
                                                                                   -----------               -----------
     Total current assets                                                           32,921,500                30,690,200
Furniture, fixtures and equipment, net                                               1,870,400                 1,587,300
Investment in licensing contracts receivable, net of
     unearned finance income of $60,500, and
     $60,000, less current portion                                                     220,800                   421,800
Other assets                                                                           243,700                   242,400
                                                                                   $35,256,400               $32,941,700
                  LIABILITIES AND STOCKHOLDERS'
                  -----------------------------

Current liabilities:
     Accounts payable                                                              $   756,900               $   600,200
     Accrued expenses (note 3)                                                       1,661,400                 2,207,900
     Current portion of deferred
       revenue                                                                       5,720,900                 4,511,000
                                                                                   -----------                ----------
Total current liabilities                                                            8,139,200                 7,319,100

Other long-term liabilities                                                             23,300                    17,800
Deferred revenue, less current portion                                                 181,100                   188,400
                                                                                   -----------                ----------
         Total liabilities                                                           8,343,600                 7,525,300
                                                                              ----------------      --------------------
Stockholders' equity (notes 4 and 5):

     Common stock (3,888,166 shares authorized,
       par value $.01)                                                                  91,000                    90,600
     Additional paid-in capital                                                     33,662,200                33,134,200
     Accumulated deficit                                                            (6,685,800)               (7,557,000)

     Cumulative foreign currency translation
       adjustment                                                                     (154,600)                 (199,300)
     Treasury stock, at cost                                                                 -                   (52,100)
                                                                              ----------------      --------------------
         Total stockholders' equity                                                 26,912,800                25,416,400
                                                                              ================      ====================
         Total liabilities and stockholders' equity                                $35,256,400               $32,941,700
                                                                              ================      ====================

See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.
                             STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                                 ---------
                                                                             1998          1997
                                                                             ----          ----
Revenues:
     Software licensing                                                 $ 5,203,300     $2,731,100
     Service, maintenance and other                                       2,984,000      2,776,800
                                                                        -----------     ----------
          Total revenues                                                $ 8,187,300     $5,507,900
                                                                        -----------     ----------
Cost of revenues:
     Software licensing                                                 $   239,200     $  173,500
     Service, maintenance and other                                         755,100        548,200
                                                                        -----------     ----------
          Total cost of revenues:                                       $   994,300     $  721,700
                                                                        -----------     ----------
Gross profit                                                            $ 7,193,000     $4,786,200
Operating expenses:
     Product development                                                  1,223,800      1,073,400
     Selling and marketing                                                4,088,100      2,583,700
     General and administrative                                           1,228,100        777,200
                                                                        -----------     ----------
         Total operating expenses                                         6,540,000      4,434,300
                                                                        -----------     ----------
         Operating income                                                   653,000        351,900

Interest income/and borrowing expenses, Net                                 323,200        (32,600)

         Income  before income taxes                                        976,200        319,300
Provision for income taxes                                                  105,000          6,600
                                                                        -----------     ----------
         Net income                                                     $   871,200     $  312,700
                                                                        ===========     ==========
Net income per share-Basic                                                    $0.10          $0.11
                                                                        ===========     ==========
Net income  per share-Diluted                                                 $0.08          $0.05
                                                                        ===========     ==========
Weighted average number of common
     and common equivalent shares
     outstanding-Basic                                                    9,044,404      2,886,822
                -Diluted                                                 10,827,636      6,368,545
                                                                        ===========     ==========


See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.
                      CONDENSED STATEMENTS OF CASH FLOWS
                  REPRESENTING INCREASES (DECREASES) IN CASH
                                  (UNAUDITED)

                                                                                    THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                         1998                         1997
                                                                   -----------------           ------------------
Cash flows from operating activities:
         Net cash provided (used) by operating activities               $889,700                    $(546,400)

Cash used by investing activities:

     Purchase of furniture fixtures and equipment                       (453,500)                    (197,800)
     Sale of Marketable Securities                                     2,277,500                            -
                                                                     -----------                     --------
     Net cash provided (used) by investigating activities              1,824,000                     (197,800)

Cash flows from financing activities:
     Net borrowings (repayments) under revolving line
      of credit                                                                -                      800,000
     Payments under capital leases                                       (10,500)                     (13,000)
     Proceeds from exercise of options                                    24,200                            -
     Proceeds from issuance under ESPP                                   540,000                            -
                                                                     -----------                     --------
         Net cash (used) provided by financing activities                553,200                      787,000

Effect of exchange rate changes on cash                                   26,000                       (4,700)

         Net change in cash                                            3,293,400                       38,100
Cash at beginning of period                                           10,912,500                       41,300
                                                                     -----------                     ---------
Cash at end of period                                                $14,205,900                    $  79,400
                                                                     -----------                     ---------

Supplemental information:
Cash paid for:
     Interest                                                        $     4,900                    $  65,400
     Income taxes                                                        130,000                       20,000
Non-cash investing activity --
     Acquisition of equipment under capital leases                             -                       30,000
                                                                 ===============             ================


See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) Unaudited Interim Financial StatementS

     The interim financial statements contained herein are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year.

     Reference should be made to the Company's 1998 Annual Report on Form 10K, which includes audited financial statements for the year ended December 31, 1997.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

(2)  Newly Adopted Accounting Standards

     In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported. Other comprehensive income for the three months ended March 31, 1997 and March 31, 1998 respectively, was $(79,800) and $44,700 and is comprised of the change in the foreign currency translation.

     In October 1997 and AICPA issued SOP 97-2, "Software Revenue Recognition", which supersedes SOP 91-1. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as additional software products, upgrades or enhancements, rights to exchange or return software, postcontract customer support, or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element.

     The Company has reviewed and accounted for its license agreements under the requirements of SOP 97-2 and noted adoption did not have a material effect on its results of operations.

     Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to the financial statements of the Company.

(3) Earnings per Share

     In December 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding increased for any dilutive effects of options, warrants, and convertible securities. All net income per share data for prior years has been restated to conform with the provisions of SFAS No. 128.

                        TSI INTERNATIONAL SOFTWARE LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                         Three Months Ended
                                              March 31,
                                              ---------
                                          1997        1998
                                          ----        ----
Weighted average common shares
   and outstanding (basic shares)       2,886,822   9,044,404
Common shares issued for conversion
  of preferred stock.                   2,609,415          --
Dilutive effect of stock options and
   warrants                               872,308   1,783,232
                                        ---------  ----------
Total diluted shares                    6,368,545  10,827,636
                                        =========  ==========

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

    The Company's revenues are derived principally from two sources: (i) license fees for the use of the Company's software products and (ii) service fees for maintenance, consulting services and training related to the Company's software products. The Company generally recognizes revenue from software license fees upon shipment, unless the Company has significant post-delivery obligations, in which case revenues are recognized when such obligations are satisfied. The Company's KEY/MASTER product is licensed under term-use contracts rather than for a one-time license fee, and the Company recognizes revenue from such arrangements on a present-value basis at the inception of the contract. Revenues from consulting and training are recognized as services are performed, and maintenance revenues are recognized ratably over the maintenance period, typically one year. The Company does not actively market new contracts for KEY/MASTER but continues to receive KEY/MASTER related revenues, which are principally maintenance revenues. As a result, KEY/MASTER accounts for a larger proportion of maintenance revenues than license revenues and increases the percentage of the Company's total revenues represented by services, maintenance and other revenue. The Company intends to increase the scope of its service offerings insofar as it supports sales of its products. The Company believes that software licensing will continue to account for a larger portion of its revenues in the future.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

Revenues:

     Total Revenues. The Company's total revenues increased 49% from $5.5 million in the second quarter of 1997 to $8.2 million in the comparable period of 1998.

     Software Licensing. Software licensing revenues increased 91% from $2.7 million in the first quarter of 1997 to $5.2 million in the comparable period of 1998, primarily as a result of an increase in Mercator license revenues.

     Service, Maintenance and Other. Service, maintenance and other revenues increased 7% from $2.8 million in the first quarter of 1997 to $3.0 million in the comparable period of 1998, primarily as a result of higher professional services associated with sales of Mercator and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease in KEY/MASTER maintenance revenues.

     Cost of Revenues. Cost of software licensing revenues consists primarily of media, manuals, distribution costs and the cost of third party software that the Company resells. Cost of service, maintenance and other revenues consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Gross margin on software licensing revenues is higher than gross margin on service, maintenance and other revenues, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services.
Cost of service, maintenance and other revenues also varies based upon the mix of maintenance, technical support, consulting and training services.

     Cost of Software Licensing. Cost of software licensing revenues increased 37% from $174,000 in the first quarter of 1997 to $239,000 in the comparable period of 1998, primarily due to increased sales of software licenses. Software licensing gross margin remained relatively constant at 94% and 95% in the first quarter of 1997 and 1998, respectively.

     Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 38% from $548,000 in the first quarter of 1997 to $755,000 in the comparable period of 1998, primarily due to increased professional services rendered, particularly Mercator-related services. Service, maintenance and other gross margin were80% and 75% for the first quarter of 1997 and 1998, respectively.

Operating Expenses

     Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products and consist primarily of salaries, recruiting and other personnel-related expenses, depreciation of development equipment, supplies, travel and allocated facilities and communications costs. Product development costs increased 14% from $1.1 million in the first quarter of 1997 to $1.2 million in the first quarter of 1998 due to increased product development activities related to the Mercator product line. Product development expenses as a percentage of total revenue decreased from 20% in the first quarter of 1997 to 15% in the first quarter of 1998. The Company believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development. The Company expects that the dollar amount of research and development expenses will increase through at least the remainder of 1998. To date, all research and development expenditures have been expensed as incurred.

     Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product descriptive literature and allocated facilities and communications costs. Selling and marketing costs increased 58% from $2.6 million in the first quarter of 1997 to $4.1 million in the first quarter of 1998, primarily due to the increased number of sales and marketing personnel and increased expenditures for Mercator-related marketing programs. Selling and marketing expenses as a percentage of total revenues rose from 47% in the first quarter of 1997 to 50% in the first quarter of 1998. The Company expects to continue hiring additional sales and marketing personnel and to increase promotional expenses through at least the remainder of 1998 to focus on the Mercator product line and anticipates that sales and marketing expenses will increase in absolute dollar amount.

     General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs. General and administrative expenses increased 58% from $777,000 in the first quarter of 1997 to $1.2 million in the first quarter of 1998, primarily due to increased administrative costs to support the Company's growth. General and administrative expenses as a percentage of total revenues increased from 14% in the first quarter of 1997 to 15% in the first quarter of 1998. The Company believes that the dollar amount of its general and administrative expenses will increase as the Company expands its administrative staff to support the Company's growth.

Other Income (Expense), Net

     Other income represents income earned on the Company's cash balances as well as on its term-use contracts. Other income (expense) increased from $(32,000) in the first three months of 1997 to $323,000 in the comparable period of 1998, due to higher cash balances resulting from the Company's initial public offering. The Company had minimal borrowing expenses in the three months ended March 31, 1998 as compared to $63,000 for the three months ended March 31, 1997. Due to the utilization of net operating loss carryforwards, the provisions for income taxes for the quarters ended June 30, 1996 and 1997 were not significant.

LIQUIDITY AND CAPITAL RESOURCES

     In July 1997, the Company sold 3,000,000 shares of its Common Stock in its initial public offering. The total net proceeds to the Company from the initial public offering were $24.3 million, $3.4 million of which were used to repay indebtedness under the Company's bank line of credit. Prior to its initial public offering, the Company funded its operations through private sales of equity securities, its bank line of credit and cash from operations. At March 31, 1998, the Company had net working capital of $24.8 million, which included cash and marketable securities of $22.4 million.

     Operating activities provided net cash of $842,000 and $890,000 during the three months ended March 31, 1997 and 1998, respectively. The cash used in the three months ended March 31, 1997 and March 31, 1998 was due to increased accounts receivable.

     Investing activities (used) net cash of $(197,800) during the three months ended March 31, 1997. Investing activities provided cash of $1.8 million during the three months ended March 31, 1998 due primarily to the sale of marketable securities during the quarter.

     Financing activities provided net cash of $787,000 and $554,000, for the three months ended March 31, 1997 and 1998, respectively, from repayment of debt and sale of stock to employees.

     The Company has a line of credit facility with the Bank of New York which provides for borrowings equal to the lesser of $4.0 million or 80% of the sum of eligible accounts receivable and certain other receivables contracts. Borrowings may take the form of prime rate loans (which bear interest at the bank's prime rate plus 1.0%) or LIBOR rate loans (which bear interest at the applicable LIBOR rate plus 3.0%). The Company's obligations under this credit line are secured by substantially all of the Company's assets. The bank line of credit contains certain financial covenants and also prohibits cash dividends, mergers and acquisitions. The Company had no borrowings outstanding as of March 31, 1998 and does not anticipate any borrowings in the foreseeable future.

     Net accounts receivable were $9.0 million at March 31, 1998 compared to $5.3 million at March 31, 1997. The number of days of average revenues in accounts receivables was 99 at March 31, 1998 compared to 87 at March 31, 1997. This increase in quarterly days sales outstanding is the result of an increase in the amount of sales occurring at the end of the quarter ended March 31, 1998 as compared with the quarter ended March 31, 1997 and an extension of payment terms for certain customers. Capital expenditures have been, and future capital expenditures are anticipated to be, primarily for facilities, equipment and computer software to support expansion of the Company's operations. As of March 31, 1998, the Company had no material commitments for capital expenditures. The Company's bank line of credit generally limits capital expenditures to $400,000 per quarter.

     The Company believes that its current cash and cash equivalent balances and any net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's operating requirements, the Company may seek additional debt or equity financing. There can be no assurance that such financing will be available on terms acceptable to the Company. The sale of additional equity or debt securities could result in dilution to the Company's stockholders. A portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company has no present understandings, commitments or agreements with respect to any material acquisitions of other businesses, products or technologies.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are unable to distinguish 21st century dates from 20th century dates. Beginning in the year 2000, these date code fields will need to distinguish 21st century dates from 20th century dates. The Company has completed an assessment of the "Year 2000" issue with respect to its computer systems. The Company has replaced or upgraded its internal systems within the past 16 months and the Company believes they are Year 2000 compliant. The Company is also in the process of communicating with its suppliers and customers to determine the extent to which it may be affected by any third party's Year 2000 issues. The Company also believes that all of its products are Year 2000 compliant. Therefore, the Company believes that the Year 2000 will not have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- Year 2000 Issues."

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders which is currently not required. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is required to adopt this standard as of December 31, 1998.

     In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported. Other comprehensive income for the three months ended March 31, 1998 was $44,700 and is comprised of the change in the foreign currency translation.

     In October 1997 the AICPA issued SOP 97-2, "Software Revenue Recognition," which supersedes SOP 91-1. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as additional software products, upgrades or enhancements, rights to exchange or return software, postcontract customer support, or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element.

     The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. Such adoption did not have a material effect on the timing of the Company's revenue recognition and the Company believes that it will not have a material impact on its results of operations for the year ended December 31, 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Risk of Fluctuations in Operating Results. The Company's quarterly and annual operating results have varied significantly in the past and are expected to do so in the future. Accordingly, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's revenues and results of operations are difficult to forecast and could be adversely affected by many factors, including, among others: the size, timing and terms of individual license transactions; the sales cycle for the Company's products; demand for and market acceptance of the Company's products and related services (particularly its Mercator products); the number of businesses implementing the SAP R/3 system and other ERP applications as well as the number of such businesses requiring third party enterprise application integration software and related services; the Company's ability to expand, and market acceptance of, its professional services business; the timing of expenditures by the Company in anticipation of product releases or increased revenue; the timing of product enhancements and product introductions by the Company and its competitors; market acceptance of enhanced versions of the Company's existing products and of new products; changes in pricing policies of the Company and its competitors; variations in the mix of products and services sold by the Company; the mix of channels through which products and services are sold; the success of the Company in penetrating international markets; the buying patterns and budgeting cycles of customers; personnel changes, the Company's ability to attract and retain qualified sales, professional services and research and development personnel and the rate at which such personnel become productive; and general economic conditions. In particular, the ability of the Company to achieve growth in the future will depend on its success in adding a substantial number of sales, professional services and research and development personnel. Competition for such personnel is intense and there can be no assurance the Company will be able to attract and retain these personnel.

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

    The Company's future revenues will also be difficult to predict and the Company has, in the past, failed to achieve its revenue expectations for certain periods. The Company's expense levels are based, in part, on its expectation of future revenues, and expense levels are, to a large extent, fixed in the short term. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, operating results are likely to be materially and adversely affected. Net income may be disproportionately affected by a reduction in revenue because a large portion of the Company's expenses is related to headcount that cannot be easily reduced without adversely affecting the Company's business. In addition, the Company currently intends to increase its operating expenses by expanding its research and product development staff, particularly research and development personnel to be devoted to the Company's Mercator product line, increasing its sales and marketing and professional services operations, expanding distribution channels and hiring personnel in other operating areas. The Company expects to experience a significant time lag between the date professional services, sales and technical personnel are hired and the date such personnel become fully productive. The timing of such expansion and the rate at which new technical, professional services and sales personnel become productive as well as the timing of the introduction and success of new distribution channels could cause material fluctuations in quarterly results of operations. Furthermore, to the extent such increased operating expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition could be materially and adversely affected

Due to the foregoing factors, it is likely that in some future quarter the Company's revenue or operating results will not meet the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

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

    Demand for and market acceptance of Mercator for R/3 and related services will be dependent on the continued market acceptance of the SAP R/3 system. As a result, any factor adversely affecting demand for or use of SAP's R/3 system could have a material adverse effect on the Company's business, operating results and financial condition. Implementation of the SAP R/3 system is a costly and time-consuming process and there can be no assurance that businesses will choose to purchase such systems. Furthermore, there can be no assurance that businesses which may implement such systems will wish to commit the additional resources required to implement Mercator for R/3. In addition, SAP could in the future introduce enterprise application integration solutions competitive with Mercator for R/3 and related services. Moreover, any changes in or new versions of SAP's R/3 system could materially and adversely affect the Company's business, operating results and financial condition if the Company were not able to successfully develop or implement any related changes to Mercator for R/3 in a timely fashion. The Company will also be required to maintain ALE, EDI and DMI certifications for Mercator for R/3. In order to maintain such certifications the Company's product must adhere to SAP's technical specifications which are updated by SAP from time to time, and the Company has no control over whether and when such specifications will be changed. Any material change by SAP in such specifications could require the Company to devote significant development resources to updating this product to comply with such specifications. In such event, there can be no assurance that the Company would be able to successfully modify Mercator for R/3 on a timely basis, if at all, and any failure to do so could materially and adversely affect the Company's business, operating results and financial condition.

    Risks Associated with Technological Change, Product Enhancements and New Product Development. The market for the Company's products and services is characterized by extremely rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend in part upon its ability to anticipate changes and enhance its current products and develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of its customers. The Company's products may be rendered obsolete if the Company fails to anticipate or react to change. Development of enhancements to existing products and new products depends, in part, on the timing of releases of new versions of applications systems by vendors, the introduction of new applications, systems or computing platforms, the timing of changes in platforms, the release of new standards or changes to existing standards, and changing customer requirements, among other factors. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its product enhancements or new products will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the introduction of product enhancements and new products and may experience such delays in the future. Furthermore, as the number of applications, systems and platforms supported by the Company's products increases, the Company could experience difficulties in developing on a timely basis product enhancements which address the increased number of new versions of applications, systems or platforms served by its existing products. Failure of the Company, for technological or other reasons, to develope and introduce product enhancements or new products in a timely and cost-effective manner or to anticipate and respond adequately to changing market conditions, as well as any significant delay in product development or introduction, could cause customers to delay or decide against purchases of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company may, in the future, seek to develope and market enhancements to existing products or new products which are targeted for applications, systems or platforms which the Company believes will achieve commercial acceptance. These efforts could require the Company to devote significant development and sales and marketing personnel as well as other resources to such efforts which would otherwise be available for other purposes. There can be no assurance that the Company will be able to successfully identify such applications, systems or platforms, or that such applications, systems or platforms will achieve commercial acceptance or that the Company will realize a sufficient return on its investment. Failure of these targeted applications, systems or platforms to achieve commercial acceptance or the failure of the Company to achieve a sufficient return on its investment could have a material adverse effect on the Company's business, operating results and financial condition.

    In addition, the introduction or announcement by the Company, or by one or more of its current or future technologies or features could render the Company's existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of enhanced or new product offerings by the Company or its current or future competitors will not cause customers to defer or cancel purchases of existing Company products. Such deferment or cancellation of purchases could have a material adverse effect on the Company's business, operating results and financial condition.

    Dependence Upon Development of Distribution Channels. The Company has recently expanded and intends to continue to expand its direct sales force. The Company's future success will depend in part upon the ability of the Company to attract, integrate, train, motivate and retain new sales personnel. There can be no assurance that the Company's efforts to expand its direct sales force to date or in the future will be successful or that the cost of such efforts will not exceed the revenue generated. In addition, the Company expects to experience a significant time lag between the date sales personnel are hired and the date such personnel become fully productive. The Company's inability to manage its sales force expansion effectively could have a material adverse effect on the Company's business, operating results and financial condition. An integral part of the Company's strategy is to expand both its direct sales force and its indirect sales channels such as Value-Added Resellers ("VARs"), Independent Software Vendors ("ISVs"), Systems Integrators ("SIs") and distributors. Although VARs, ISVs, SIs and distributors have not accounted for a substantial percentage of the Company's total revenues historically, the Company is increasing resources dedicated to developing and expanding its indirect distribution channels. There can be no assurance that the Company will be successful in expanding the number of indirect distribution channels for its products. Furthermore, any new VARs, ISVs, SIs or distributors may offer competing products, or have no minimum purchase requirements of the Company's products. There can also be no assurance that such third parties will provide adequate levels of services and technical support. The inability of the Company to enter into additional indirect distribution arrangements, the failure of such third parties to perform under agreements with the Company and to penetrate their markets, or the inability of the Company to retain and manage VARs, ISVs, SIs and distributors with the technical and industry expertise required to market the Company's products successfully could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's planned efforts to expand its use of VARs, ISVs, SIs and distributors will be successful. To the extent that the Company is successful in increasing its sales through indirect sales channels, it expects that those sales will be at lower per unit prices than sales through direct channels, and revenue to the Company for each such sale will be less than if the Company had licensed the same product to the customer directly.

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

  The Company markets its products and services outside of North America through a sales office located in the United Kingdom and through indirect channels. Revenues from international customers were approximately 7% and 9% of the Company's total revenues for the quarter ended March 31, 1998 and year ended December 31, 1997, respectively.

  Dependence on Key Personnel; Need to Attract and Retain Sales, Professional Services and Technical Personnel. The Company's future success depends in large part on the continued service of its key sales, professional services and research and development personnel, as well as senior management. The loss of the services of any of one or more of the Company's key employees could have a material adverse effect on the Company's business, operating results and financial condition. All employees are employed at-will and the Company has no fixed-term employment agreements with its employees. The Company's future success also depends on its ability to attract, train and retain highly qualified sales, research and development, professional services and managerial personnel, particularly sales, professional services and research and development personnel with expertise in the SAP R/3 system. An increase in the Company's sales staff is required to expand both the Company's direct and indirect sales activities and to achieve revenue growth. Competition for such personnel is intense, particularly for personnel with expertise in the SAP R/3 system, and there can be no assurance that the Company can attract, assimilate or retain such personnel. The Company has at times experienced and continues to experience difficulty in recruiting qualified research and development and sales personnel, and anticipates such difficulties in the future. The Company has in the past experienced and in the future expects to continue to experience a significant time lag between the date research and development professional services and sales personnel are hired and the date such personnel become fully productive. If the Company is unable to hire and train on a timely basis and subsequently retain such personnel in the future, the Company's business, operating results and financial condition could be materially and adversely affected.

  Management of Growth. The Company's business has grown in recent periods, with total revenues increasing from $19.0 million in 1996 to $26.7 million in 1997 and increasing from $5.5 million for the first quarter of 1997 to $8.2 million for the comparable period of 1998. The growth of the Company's business has placed, and is expected to continue to place, a strain on the Company's administrative, financial, sales and operational resources and increased demands on its systems and controls. In particular, the Company noted an increase in quarterly days sales outstanding from March 31, 1997 to March 31, 1998 from approximately 87 days to approximately 99 days, and an increase in total accounts receivable from $5.3 million to $9.0 million. This increase in quarterly day sales outstanding is the result of an increase in the amount of sales occurring at the end of the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997 and an extension of payment terms for certain customers.

  To deal with these concerns, the Company has implemented or is in the process of implementing and will be required to implement in the future a variety of new and upgraded operational and financial systems, procedures and controls and to hire additional administrative personnel. There can be no assurance that the Company will be able to complete the implementation of these systems, procedures and controls or hire such personnel in a timely manner. The failure of the Company or its management to respond to, and manage, its growth and changing business conditions, or to adapt its operational, management and financial control systems to accommodate its growth could have a material adverse effect on the Company's business, operating results and financial condition. To promote growth in the Company's sales and operations, the Company will also have to expand its sales and marketing organizations, expand and develope its distribution channels, fund increasing levels of product development and increase the size of its training, professional services and customer support organization to accommodate expanded operations, and there can be no assurance that the Company will be successful in these endeavors.

  Competition. The market for the Company's products and services is extremely competitive and subject to rapid change. Because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. The Company believes that the competitive factors affecting the market for the Company's products and services include product functionality and features; quality of professional services offerings; product quality, performance and price; ease of product implementation; quality of customer support services; customer training and documentation; and vendor and product reputation. The relative each of these factors depends upon the specific customer environment. Although the Company believes that its products and services currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Through March 31, 1997 the net offering proceeds to the Company have been utilized as follows:

                                                  Direct or indirect payments to
                                                  directors, officers, general
                                                  partners of the Company or
                                                  their associates; to persons
                                                  owning ten percent or more of
                                                  any class of equity securities                   Direct or
                                                  of the Company; and to                       indirect payments
            USE                                   affiliates of the Company                       to others
-------------------------------                ------------------------------------        -------------------------
Construction of plant,                                       --                                       0
  building and facilities

Purchase and installation                                    --                                $  961,845
  of machinery and equipment

Purchase of real estate                                      --                                       0

Acquisition of other                                         --                                       0
  business(es)

Repayment of indebtedness                                    --                                 2,790,100
--Debt/                                                                                            33,600
  Capital Leases

Working capital                                              --                                       0

Temporary investment--                                       --                                20,486,755
Purchase Marketable
Securities and Cash Equivalents

Other purposes (specify)                                     --                                       --

TOTAL NET PROCEEDS                                                                            $24,272,300
                                                                                              ===========

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE

ITEM 5.  OTHER INFORMATION

On May 7, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission for a public offering of 3,511,000 shares of its Common Stock. Of the 3,511,000 shares being offered, 1,200,000 will be offered by the Company and 2,311,000 will be offered by Selling Stockholders. Selling Stockholder shares include 382,281 shares subject to warrant which will be sold to the Underwriters who will then exercise the warrant and resell the shares of Common Stock. The Company, Warburg, Pincus Capital Company, L.P. and Vanguard Atlantic Ltd. have granted the Underwriters an option to purchase an additional 526,650 shares of Common Stock to cover over-allotments, if any.

The offering will be managed by BancAmerica Robertson Stephens, Bear, Stearns & Co. Inc., Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, and Sound View Financial Group, Inc.

The Company intends to use the net proceeds of this offering primarily for working capital and general corporate purposes. The Company will not receive any proceeds from the sale of the shares by the Selling Stockholders, but will receive an additional $764,562 upon exercise of the warrant by the Underwriters.

A copy of a Preliminary Prospectus may be obtained from BancAmerica Robertson Stephens, 555 California Street, Suite 2000, San Francisco, CA 94104,
(415)676-2526, Bear, Stearns & Co. Inc., 245 Park Avenue, New York, NY 10167,
(212)272-4850, Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, Dain Rauscher Plaza, 60 South 6th Street, Minneapolis, MN 55402, (612)313-1200, or SoundView Financial Group Inc., 22 Gatehouse Road, Stamford, CT 06092,
(203)462-7200.

A Registration Statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective. This press release shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sales of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibit is filed as part of this Quarterly Report on Form 10-Q-11.1 - Computation of Earnings Per share

     (b)       Reports on Form 8-K.
          The Company did not file any reports on Form 8-K during the three-month period ended March 31, 1998.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TSI INTERNATIONAL SOFTWARE LTD.


    Date:  May XX, 1998               __________________________________________
                                                Constance F. Galley
                                      President and Chief Executive Officer
                                           (Principal Executive Officer)



     Date:  May XX, 1998              __________________________________________
                                                     Ira A. Gerard
                                      Vice President, Finance and Administration
                                         Chief Financial Officer and Secretary
                                            (Principal Financial Officer)