Form 10-Q
period 1998-06-30
TSI INTERNATIONAL SOFTWARE LTD
filed 1998-08-14
CIK 1039276

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


  X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
------
          Exchange Act of 1934 for the quarterly period ended June 30, 1998.

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

As of June 30, 1998, Registrant had outstanding 9,825,744 shares of Common Stock, $.01 par value.

================================================================================

                        TSI INTERNATIONAL SOFTWARE LTD.

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----

PART 1    FINANCIAL INFORMATION (UNAUDITED)

          ITEM 1 - Financial Statements

          Balance Sheets as of and June 30, 1998 and
               December 31, 1997.....................................      3

          Statements of Income for the Three Months ended
               June 30, 1998 and 1997...............................      4

          Condensed Statements of Cash Flows for the Six Months
          Ended June 30, 1998 and 1997..............................      5

          Notes to Financial Statements..............................    6-7

          ITEM 2 - Management's Discussion and
          Analysis of Financial Condition and Results of Operations..   8-15

          ITEM 3 - Quantitative and Qualitative Disclosures About
          Market Risk................................................     15

PART II OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS.................................      16

          ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........      16

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................      16

          ITEM 4. SUBMISSION OF MATTERS TO VOTE OF
          SECURITY HOLDERS..........................................      16

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................      16

SIGNATURES..........................................................      16

                        TSI INTERNATIONAL SOFTWARE LTD.
                                BALANCE SHEETS

                                                                                    JUNE 30,             DECEMBER 31,
                                                                              ----------------      --------------------
                                    ASSETS                                           1998                    1997
                                    ------                                    ----------------      --------------------
                                                                                 (Unaudited)
Current assets:
     Cash                                                                     $     21,724,000      $         10,912,500
     Marketable Securities                                                          22,214,000                10,490,500
     Accounts receivable, less allowances of
       $545,600 and $471,300                                                        11,741,000                 7,864,100
     Current portion of investment in licensing
       contracts receivable, net of unearned finance
       income of $60,500 and $84,200                                                   660,500                   678,100
     Prepaid expenses and other current assets                                         693,400                   745,000
                                                                                   -----------               -----------
     Total current assets                                                           57,032,900                30,690,200
Furniture, fixtures and equipment, net                                               2,053,600                 1,587,300
Investment in licensing contracts receivable, net of
     unearned finance income of $17,000 and
     $60,000, less current portion                                                     179,300                   421,800
Other assets                                                                           244,000                   242,400
                                                                                   -----------               -----------
         Total Assets                                                              $59,509,800               $32,941,700
                                                                                   ===========               ===========
                  LIABILITIES AND STOCKHOLDERS'
                  -----------------------------

Current liabilities:
     Accounts payable                                                              $   935,000               $   600,200
     Accrued expenses                                                                2,253,700                 2,207,900
     Current portion of deferred
       revenue                                                                       5,806,600                 4,511,000
                                                                                   -----------                ----------
Total current liabilities                                                            8,995,300                 7,319,100

Other long-term liabilities                                                             22,600                    17,800
Deferred revenue, less current portion                                                 190,300                   188,400
                                                                                   -----------                ----------
         Total liabilities                                                           9,208,200                 7,525,300
                                                                              ----------------      --------------------
Stockholders' equity:

     Common stock (20,000,000 shares authorized,
       par value $.01)                                                                 107,300                    90,600
     Additional paid-in capital                                                     55,867,200                33,134,200
     Accumulated deficit                                                            (5,460,400)               (7,557,000)

     Cumulative foreign currency translation
       adjustment                                                                     (212,500)                 (199,300)
     Treasury stock, at cost                                                                 -                   (52,100)
                                                                              ----------------      --------------------
         Total stockholders' equity                                                 50,301,600                25,416,400
                                                                              ================      ====================
         Total liabilities and stockholders' equity                                $59,509,800               $32,941,700
                                                                              ================      ====================

See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.
                             STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                        JUNE 30                               JUNE 30
                                                       ---------                             ---------
                                                  1998           1997                    1998           1997
                                                  ----           ----                    ----           ----
Revenues:
     Software licensing                        $ 6,646,600    $ 3,174,800             $11,849,900    $ 5,905,900
     Service, maintenance and other            $ 3,486,600    $ 2,980,000             $ 6,470,600    $ 5,756,800
                                               -----------    -----------             -----------    -----------
          Total revenues                       $10,133,200    $ 6,154,800              18,320,500    $11,662,700
                                               -----------    -----------             -----------    -----------
Cost of revenues:
     Software licensing                        $   501,400    $   133,200             $   740,600    $   306,700
     Service, maintenance and other            $   955,700    $   530,300             $ 1,710,800    $ 1,078,500
                                               -----------    -----------             -----------    -----------
          Total cost of revenues:              $ 1,457,100    $   663,500             $ 2,451,400    $ 1,385,200
                                               -----------    -----------             -----------    -----------
Gross profit                                   $ 8,676,100    $ 5,491,300             $15,869,100    $10,277,500
Operating expenses:
     Product development                         1,427,600      1,056,400               2,651,400      2,129,800
     Selling and marketing                       5,009,400      3,088,400               9,097,500      5,672,100
     General and administrative                  1,167,400      1,008,800               2,395,500      1,786,000
                                               -----------    -----------             -----------    -----------
         Total operating expenses                7,604,400      5,153,600              14,144,400      9,587,900
                                               -----------    -----------             -----------    -----------
         Operating income                        1,071,700        337,700               1,724,700        689,600

Interest income/expense                            342,100        (90,600)                642,100       (153,700)
Other income/expense                                21,400         29,800                  44,300         60,200
                                               -----------    -----------             -----------    -----------
         Income  before income taxes             1,435,200        276,900               2,411,400        596,100
Provision for income taxes                         209,800         10,000                 314,800         16,600
                                               -----------    -----------             -----------    -----------
         Net income                            $ 1,255,400    $   266,900             $ 2,096,600    $   579,500
                                               ===========    ===========             ===========    ===========
Net income per share-Basic                     $      0.13     $     0.09             $      0.23    $      0.20
                                               ===========    ===========             ===========    ===========
Net income  per share-Diluted                  $      0.11     $     0.04             $      0.19    $      0.09
                                               ===========    ===========             ===========    ===========
Weighted average number of common
     and common equivalent shares
     outstanding-Basic                           9,541,467      2,886,822               9,292,936      2,886,822
                -Diluted                        11,433,640      6,492,542              11,130,638      6,430,543
                                               ===========    ===========             ===========    ===========


See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.
                      CONDENSED STATEMENTS OF CASH FLOWS
                  REPRESENTING INCREASES (DECREASES) IN CASH
                                  (UNAUDITED)

                                                                                    SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                         1998                         1997
                                                                   -----------------           ------------------
Cash flows from operating activities:
         Net cash provided (used) by operating activities              $   841,400                    $(1,216,300)

Cash used by investing activities:

     Purchase of furniture fixtures and equipment                         (821,300)                      (337,800)
     Purchase of Marketable Securities                                 (11,723,500)                             -
                                                                       -----------                       --------
     Net cash provided (used) by investing activities                  (12,544,800)                      (337,800)

Cash flows from financing activities:
     Net borrowings (repayments) under revolving line
      of credit                                                                  -                      1,050,000
     Payments under capital leases                                         (14,900)                       (21,400)
     Proceeds from exercise of options                                      31,300                              -
     Proceeds from issuance under ESPP                                     540,000                              -
     Proceeds from Secondary Offering, Net                              21,900,000                              -
                                                                       -----------                       --------
         Net cash (used) provided by financing activities               22,456,400                      1,028,600

Effect of exchange rate changes on cash                                     58,500                         (1,700)

         Net change in cash                                             10,811,500                        471,800
Cash at beginning of period                                             10,912,500                         41,300
                                                                       -----------                      ---------
Cash at end of period                                                  $21,724,000                    $   513,100
                                                                       -----------                      ---------

Supplemental information:
Cash paid for:
     Interest                                                          $     9,800                    $   145,800
     Income taxes                                                          291,700                         20,000
Non-cash investing activity --
     Acquisition of equipment under capital leases                               -                         30,000
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

     Reference should be made to the Company's 1997 Annual Report on Form 10K, which includes audited financial statements for the year ended December 31, 1997.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

(2)  Newly Adopted Accounting Standards

     In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported. Other comprehensive income for the three months ended June 30, 1997 and June 30, 1998 respectively, was $(7,600) and $(57,900) and for the six months ended June 30, 1997 and June 30, 1998, was $(87,400) and $(13,200) respectively, and is comprised of the change in the foreign currency translation.

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

                        TSI INTERNATIONAL SOFTWARE LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                JUNE 30,                          JUNE 30,
                                                --------                          --------
                                            1997         1998                1997          1998
                                            ----         ----                ----          ----
Weighted average common shares
   and outstanding (basic shares)         2,886,822     9,541,467          2,886,822     9,292,936
Common shares issued for conversion
  of preferred stock.                     2,609,415        --              2,609,415         --
Dilutive effect of stock options and
   warrants                                 996,305     1,892,173            934,306     1,837,702
                                          ---------   -----------          ---------    ----------
Total diluted shares                      6,492,542    11,433,640          6,430,543    11,130,638
                                          =========   ===========          =========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

    This report contains or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, (i) the effects of rapid technological change and the need to make frequent product transitions, (ii) the potential for software defects, (iii) the impact of competitive products and pricing, (iv) less than anticipated growth in the market for the SAP R/3 system and related services, (v) uncertainties in attracting and retaining needed management, marketing, sales, professional services and product development personnel, (vi) the Company's ability to manage growth, (vii) the success of the Company's Mercator product line, (viii) the Company's ability to develop additional distribution channels, and (ix) those discussed in "Factors That May Affect Future Results" contained herein and in the Company's other filings with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-52007). Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

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

     In addition, the Company markets its products and services outside North America through a sales office located in the United Kingdom and through indirect channels. Revenues from international customers were approximately 7% and 12% for the quarter ended June 30, 1997 and 1998, respectively, and approximately 7% and 9% for the six months ending June 30, 1997 and 1998, respectively.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

Revenues:

     Total Revenues. The Company's total revenues increased 65% from $6.2 million in the second quarter of 1997 to $10.1 million in the comparable period of 1998.

     Software Licensing. Software licensing revenues increased 109% from $3.2 million in the second quarter of 1997 to $6.7 million in the comparable period of 1998, primarily as a result of an increase in Mercator license revenues.

     Service, Maintenance and Other. Service, maintenance and other revenues increased 17% from $3.0 million in the second quarter of 1997 to $3.5 million in the comparable period of 1998, primarily as a result of higher professional services associated with sales of Mercator and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease in KEY/MASTER maintenance revenues.

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

     Cost of Software Licensing. Cost of software licensing revenues increased 276% from $133,200 in the second quarter of 1997 to $501,400 in the comparable period of 1998, primarily due to increased sales of software licenses and costs for the write-off of approximately $200,000 of obsolete manuals and other documentation. Software licensing gross margin was 96% and 92% in the second quarter of 1997 and 1998, respectively.

     Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 80% from $530,300 in the second quarter of 1997 to $955,700 in the comparable period of 1998, primarily due to increased professional services rendered, particularly Mercator-related services. Service, maintenance and other gross margin were 82% and 73% for the first quarter of 1997 and 1998, respectively.

Operating Expenses

     Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products and consist primarily of salaries, recruiting and other personnel-related expenses, depreciation of development equipment, supplies, travel and allocated facilities and communications costs. Product development costs increased 35% from $1.1 million in the second quarter of 1997 to $1.4 million in the second quarter of 1998 due to increased product development activities related to the Mercator product line. Product development expenses as a percentage of total revenue decreased from 17% in the second quarter of 1997 to 14% in the second quarter of 1998. The Company believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development. The Company expects that the dollar amount of research and development expenses will increase through at least the remainder of 1998. To date, all research and development expenditures have been expensed as incurred.

     Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product descriptive literature and allocated facilities and communications costs. Selling and marketing costs increased 62% from $3.1 million in the second quarter of 1997 to $5.0 million in the second quarter of 1998, primarily due to the increased number of sales and marketing personnel and increased expenditures for Mercator-related marketing programs. Selling and marketing expenses as a percentage of total revenues remained consistent representing 50% in the second quarter of 1997 to 49% in the second quarter of 1998. The Company expects to continue hiring additional sales and marketing personnel and to increase promotional expenses through at least the remainder of 1998 to focus on the Mercator product line and anticipates that sales and marketing expenses will increase in absolute dollar amount.

     General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs. General and administrative expenses increased 16% from $1.0 million in the second quarter of 1997 to $1.2 million in the second quarter of 1998, primarily due to increased administrative costs to support the Company's growth. General and administrative expenses as a percentage of total revenues decreased from 16% in the second quarter of 1997 to 12% in the second quarter of 1998. The Company believes that the dollar amount of its general and administrative expenses will increase as the Company expands its administrative staff to support the Company's growth.

Interest Income

     Interest income (expense) represents income earned on the Company's cash balances and interest expense on the Company's line of credit. Net interest income (expense) increased from $(90,600) in the second quarter of 1997 to $342,100 in the comparable period of 1998, due to higher cash balances resulting from the Company's initial public offering and secondary public offering. The Company had minimal borrowing expenses in the three months ended June 30, 1998 as compared to $90,600 for the three months ended June 30, 1997.

Other Income/Expense

     Other income represents income earned on the Company's term contracts. Other income Decreased 28% from $29,800 for the three months ending June 30, 1997 to $21,400 for the Second quarter of 1998. The decrease is the result of the company reduction in term contract sales. This number is expected to continue to decline throughout 1998.

Income Taxes

     Income tax expense increased from $10,000 for the second quarter of 1997 to $209,800 for the second quarter of 1998. Although the utilization of operating loss carryforwards continues to reduce the required provision for income taxes, the company is now incurring increased income tax expense. The expense for 1998 reflects the increased provision required for 1998 income.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

Revenues:

     Total Revenues. The Company's total revenues increased 57% from $11.7 million in the first half of 1997 to $18.3 million in the comparable period of 1998.

     Software Licensing. Software licensing revenues increased 101% from $5.9 million in the first half of 1997 to $11.8 million in the comparable period of 1998, primarily as a result of an increase in Mercator license revenues.

     Service, Maintenance and Other. Service, maintenance and other revenues increased 12% from $5.8 million in the first half of 1997 to $6.5 million in the comparable period of 1998, primarily as a result of higher professional services associated with sales of Mercator and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease in KEY/MASTER maintenance revenues.

     Cost of Software Licensing. Cost of software licensing revenues increased 141% from $306,700 in the first half of 1997 to $740,600 in the comparable period of 1998, primarily due to increased sales of software licenses. Software licensing gross margin remained relatively constant at 95% and 94% in the first half of 1997 and 1998, respectively.

     Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 59% from $1.1 million in the first six months of 1997 to $1.7 million in the comparable period of 1998, primarily due to increased professional services rendered, particularly Mercator-related services. Service, maintenance and other gross margin were 81% and 74% for the first six months of 1997 and 1998, respectively. The decrease in margin is due to the increase in initial hiring costs for new professional services personnel.

Operating Expenses

     Product development costs increased 24% from $2.1 million in the first six months of 1997 to $2.7 million in the first six months of 1998 due to increased product development activities related to the Mercator product line. Product development expenses as a percentage of total revenue decreased from 18% in the first six months of 1997 to 14% in the first six months of 1998. The Company believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development. The Company expects that the dollar amount of research and development expenses will increase through at least the remainder of 1998. To date, all research and development expenditures have been expensed as incurred.

     Selling and marketing costs increased 60% from $5.7 million in the first six months of 1997 to $9.1 million in the first six months of 1998, primarily due to the increased number of sales and marketing personnel and increased expenditures for Mercator-related marketing programs. Selling and marketing expenses as a percentage of total revenues rose from 49% in the first six months of 1997 to 50% in the first six months of 1998. The Company expects to continue hiring additional sales and marketing personnel and to increase promotional expenses through at least the remainder of 1998 to focus on the Mercator product line and anticipates that sales and marketing expenses will increase in absolute dollar amount.

     General and Administrative. General and administrative expenses increased 34% from $1.8 million in the first six months of 1997 to $2.4 million in the first six months of 1998, primarily due to increased administrative costs to support the Company's growth. General and administrative expenses as a percentage of total revenues decreased from 15% in the first six months of 1997 to 13% in the first six months of 1998. The Company believes that the dollar amount of its general and administrative expenses will increase as the Company expands its administrative staff to support the Company's growth.

Interest Income/(Expense), Net

     Interest Income (expense) represents income earned on the Company's cash balances and interest expense on the Company's line of credit. Net interest income (expense) increased from $(153,700) in the first six months of 1997 to $642,100 in the comparable period of 1998, due to higher cash balances resulting from the Company's initial public offering and additional monies received from the secondary offering. The Company had minimal borrowing expenses in the six months ended June 30, 1998 as compared to $(153,700) for the six months ended June 30, 1997.

Other Income/Expense

     Other income decreased 26% from $60,200 for the six months ending June 30, 1997 to $44,300 for the six months ending June 30, 1998. The decrease is the result of the company reduction in term contract sales. This number is expected to continue to decline throughout 1998.

Income Taxes

     Income tax expense increased from $16,600 for the six months ending June 30, 1997 to $314,800 for the six months ending June 30, 1998. Although the utilization of operating loss carryforwards continues to reduce the required provision for income taxes, the company is now incurring increased income tax expense. The expense for 1998 reflects the increased provision required for 1998 income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company funded its operations through its initial public offering, private sales of equity securities, its bank line of credit and cash from operations. In June 1998, the Company completed a secondary public offering of 3,511,000 shares of common stock of which 1,200,000 shares were issued by the company with the remaining 2,311,000 shares sold by existing shareholders. This offering raised approximated $21.9 million in net proceeds for the company. At June 30, 1998, the Company had net working capital of $48.0 million, which included cash and marketable securities of $43.9 million.

     Operating activities provided (used) net cash of $(1,216,300) and $559,800 during the six months ended June 30, 1997 and 1998, respectively. The cash used in the six months ended June 30, 1997 and June 30, 1998 was due to increased accounts receivable.

     Investing activities (used) net cash of $(337,800) during the six months ended June 30, 1997. Investing activities used cash of $(12.5) million during the six months ended June 30, 1998 due primarily to the purchase of marketable securities during the 1st half of the year.

     Financing activities provided net cash of $1,028,600 and $22.5 million, for the six months ended June 30, 1997 and 1998, respectively, due to borrowings under the Company's credit line and the Company's June Secondary Offering.

     The Company has a line of credit facility with the Bank of New York which provides for borrowings equal to the lesser of $4.0 million or 80% of the sum of eligible accounts receivable and certain other receivables contracts. Borrowings may take the form of prime rate loans (which bear interest at the bank's prime rate plus 1.0%) or LIBOR rate loans (which bear interest at the applicable LIBOR rate plus 3.0%). The Company's obligations under this credit line are secured by substantially all of the Company's assets. The bank line of credit contains certain financial covenants and also prohibits cash dividends, mergers and acquisitions. The Company had no borrowings outstanding as of June 30, 1998 and does not anticipate any borrowings in the foreseeable future.

     Net accounts receivable were $11.7 million at June 30, 1998 compared to $5.4 million at June 30, 1997. The number of days of average revenues in accounts receivables was 104 at June 30, 1998 compared to 80 at June 30, 1997. This increase in days sales outstanding is the result of increases in the amount of sales occurring at the end of the quarter ended June 30, 1998 as compared with the quarter ended June 30, 1997, an extension of payment terms for certain customers, and the timing of collections. There have been no significant changes in the percentage of receivables outstanding over 90 days.

     Capital expenditures have been, and future capital expenditures are anticipated to be, primarily for facilities, equipment and computer software to support expansion of the Company's operations. As of June 30, 1998, the Company had no material commitments for capital expenditures. The Company's bank line of credit generally limits capital expenditures to $400,000 per quarter.

     The Company believes that its current cash and cash equivalent balances and any net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next 12 months. Thereafter, if its cash balances generated by operations are insufficient to satisfy the Company's operating requirements, the Company may seek additional debt or equity financing. There can be no assurance that such financing will be available on terms acceptable to the Company. The sale of additional equity or debt securities could result in dilution to the Company's stockholders. A portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company has no present understandings, commitments or agreements with respect to any material acquisitions of other businesses, products or technologies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported. Other comprehensive income for the three months ended June 30, 1998 and the six months ended June 30, 1998 was $(57,900) and $13,200 respectively and is comprised of the change in the foreign currency translation.

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

     In October 1997 the AICPA issued SOP 97-2, "Software Revenue Recognition," which supersedes SOP 91-1. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as additional software products, upgrades or enhancements, rights to exchange or return software, post contract customer support, or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element.

     The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. Such adoption did not have a material effect on the timing of the Company's revenue recognition and the Company believes that it will not have a material impact on its results of operations for the year ended December 31, 1998.

***

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

    Dependence on Mercator Product Line. A significant portion of the Company's revenue has been attributable to licenses of its Mercator products and related services, and the Company expects that these products and services will represent a substantial portion of the Company's total revenue for the foreseeable future. Accordingly, the Company's future operating results are highly dependent on the market acceptance and growth of its Mercator product line and enhancements thereto. There can be no assurance that market acceptance of the Mercator product line will increase or remain at current levels or that the Company will be able to successfully market the Mercator product line and develop extensions and enhancements to this product line on a long-term basis. In the event the Company's current or future competitors release new products that provide, or are perceived as providing, more advanced features, greater functionality, better performance, better compatibility with other systems or lower prices than the Mercator product line, demand for the Company's products and services would likely decline. A decline in demand for, or market acceptance of, the Mercator product line as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

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

    In addition, the introduction or announcement by the Company, or by one or more of its current or future competitors of new technologies or features could render the Company's existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of enhanced or new product offerings by the Company or its current or future competitors will not cause customers to defer or cancel purchases of existing Company products. Such deferment or cancellation of purchases could have a material adverse effect on the Company's business, operating results and financial condition.

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

  Management of Growth. The Company's business has grown in recent periods, with total revenues increasing from $19.0 million in 1996 to $26.7 million in 1997 and increasing from $11.7 million for the first six months 1997 to $18.3 million for the comparable period of 1998. The growth of the Company's business has placed, and is expected to continue to place, a strain on the Company's administrative, financial, sales and operational resources and increased demands on its systems and controls. In particular, the Company noted an increase in quarterly days sales outstanding from June 30, 1997 to June 30, 1998 from approximately 80 days to approximately 104 days, and an increase in total accounts receivable from $5.4 million to $11.7 million. This increase in day sales outstanding is the result of an increase in the amount of sales occurring at the end of the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997 an extension of payment terms for certain customers, and the timing of collections. To deal with these concerns, the Company has implemented or is in the process of implementing and will be required to implement in the future a variety of new and upgraded operational and financial systems, procedures and controls and to hire additional administrative personnel. The failure of the Company or its management to respond to, and manage, its growth and changing business conditions, or to adapt its operational, management and financial control systems to accommodate its growth could have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Through June, 1998 the net offering proceeds to the Company from its initial public offering in July 1997 have been utilized as follows:

                                                  Direct or indirect payments to
                                                  directors, officers, general
                                                  partners of the Company or
                                                  their associates; to persons
                                                  owning ten percent or more of
                                                  any class of equity securities                   Direct or
                                                  of the Company; and to                       indirect payments
            USE                                   affiliates of the Company                       to others
-------------------------------                ------------------------------------        -------------------------
Construction of plant,                                       --                                          0
  building and facilities

Purchase and installation                                    --                               $  1,329,645
  of machinery and equipment

Purchase of real estate                                      --                                          0

Acquisition of other                                         --                                          0
  business(es)

Repayment of indebtedness                                    --                                  2,790,100
--Debt/                                                                                             38,000
  Capital Leases

Working capital                                              --                                          0

Temporary investment--                                       --                                 20,114,555
Purchase Marketable
Securities and Cash Equivalents

Other purposes (specify)                                     --                                       --

TOTAL NET PROCEEDS                                                                            $ 24,272,300
                                                                                               ===========

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 1998, at the Company's Annual Meeting of Shareholders, TSI's shareholders approved the following proposals. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. As of April 24, 1998, the record date for the Annual Meeting, there were approximately 9,211,380 shares of TSI Common Stock outstanding and entitled to vote, of which 8,164,179 were present in person or by proxy and voted at the meeting.

1. Proposal to elect 5 directors of the company each to serve until the next Annual Meeting of Shareholders and until his successor is duly elected and qualified or until his earlier resignation or removal.

                                        For            Withheld
                                        ---            --------
   Constance F. Galley               8,162,922          1,257
   Stewart K.P. Gross                8,162,922          1,257
   Ernest E. Keet                    8,162,922          1,257
   John J. Pendray                   8,162,922          1,257
   Dennis G. Sisco                   8,162,922          1,257

2. Proposal to ratify the selection of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending December 31, 1998.

   For                               8,163,129
   Against                                 550
   Abstain                                 500

ITEM 5.  OTHER INFORMATION

On June 5, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission for a public offering of 3,511,000 shares of its Common Stock. Of the 3,511,000 shares being offered, 1,200,000 were offered by the Company and 2,311,000 were offered by Selling Stockholders. Selling Stockholder shares included 382,281 shares subject to warrant which were sold to the Underwriters who then exercised the warrant and resold the shares of Common Stock. The Company, Warburg, Pincus Capital Company, L.P. and Vanguard Atlantic Ltd. sold an additional 526,650 shares of Common Stock to the underwriters pursuant to the exercise of an over-allotment option.

The offering was managed by BancAmerica Robertson Stephens, Bear, Stearns & Co. Inc., Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, and Sound View Financial Group, Inc.

The Company intends to use the approxmately $21.9 million of net proceeds, of this offering primarily for working capital and general corporate purposes. The Company did not receive any proceeds from the sale of the shares by the Selling Stockholders, but did receive an additional $764,562 upon the exercise of the warrant by the Underwriters.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibit is filed as part of this Quarterly Report on Form 10-Q-11.1

          - Computation of Earnings Per share

     (b)       Reports on Form 8-K.
          The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1998.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TSI INTERNATIONAL SOFTWARE LTD.


    Date: August XX, 1998             __________________________________________
                                                Constance F. Galley
                                      President and Chief Executive Officer
                                           (Principal Executive Officer)



    Date: August XX, 1998             __________________________________________
                                                     Ira A. Gerard
                                      Vice President, Finance and Administration
                                         Chief Financial Officer and Secretary
                                            (Principal Financial Officer)