Form 10-Q
period 1998-09-30
TSI INTERNATIONAL SOFTWARE LTD
filed 1998-11-17
CIK 1039276

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
     Exchange Act of 1934 for the quarterly period ended September 30, 1998.

     Transition Report Pursuant to Section 13 or 15(d) of the Securities
---
     Exchange Act of 1934 for the transition period from _____ to _____.

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
                                Yes    X    No
                                      ---       ---


As of September 30, 1998, Registrant had outstanding 10,988,926 shares of Common Stock, $.01 par value.

================================================================================

                        TSI INTERNATIONAL SOFTWARE LTD.

                               TABLE OF CONTENTS

                                                                                                                             PAGE
                                                                                                                             ----
PART 1    FINANCIAL INFORMATION (UNAUDITED)

        ITEM 1 - Financial Statements

        Balance Sheets as of and September 30, 1998 and December 31, 1997..........................                             3

        Statements of Income for the three and nine months ended September 30, 1998 and 1997.......                             4

        Condensed Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997...                             5

        Notes to Financial Statements..............................................................                           6-7

        ITEM 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................................................                          8-15

        ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk........................                            15

PART II   OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS..................................................................                            16

        ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................                            16

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................................                            16

        ITEM 4. SUBMISSION OF MATTERS TO VOTE OF
        SECURITY HOLDERS...........................................................................                            16

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................................                            16

SIGNATURES.........................................................................................                            16

                        TSI INTERNATIONAL SOFTWARE LTD.

                                BALANCE SHEETS

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        1998             1997
                                                                    -------------     ------------
                                                                     (UNAUDITED)
                              ASSETS
                              ------
Current Assets:
     Cash and cash equivalents                                        26,209,000       10,912,500
     Marketable securities                                            24,474,000       10,490,500
     Accounts receiveable, less allowances of $1,183,300 and
      $471,300                                                        13,560,600        7,864,100
     Current portion of investment in licensing contracts
      receivable, net of unearned finance income of $41,400
      and $60,000                                                        479,300          678,100
     Prepaid expenses and othe current assets                          1,107,000          745,000
                                                                     -----------      -----------
                      Total Current Assets                            65,829,900       30,690,200
     Furniture, fixtures and equipment, net                            2,290,600        1,587,300
     Investment in licensing contracts receivable, net of
      unearned finance income of $18,100 and $38,700, less
      current portion                                                    209,800          421,800
     Other assets                                                        251,400          242,400
                                                                     -----------      -----------
                           Total Assets                              $68,581,700      $32,941,700
                                                                     ===========      ===========

                     LIABILITIES AND STOCKHOLDERS'
                     -----------------------------

Current liabilities:
     Accounts Payable                                                $ 1,214,500      $   600,200
     Accrued expenses                                                  3,498,000        2,207,900
     Current portion of deferred revenue                               7,015,000        4,511,000
                                                                     -----------      -----------
                      Total Current Liabilities                       11,727,500        7,319,100
     Other long-term liabilities                                          22,200           17,800
     Deferred revenue, less current portion                              335,000          188,400
                                                                     -----------      -----------
                           Total Liabilities                          12,084,700        7,525,300
                                                                     -----------      -----------
Stockholders' equity:
     Common stock (20,000,000 shares authorized, par value $.01)         110,200           90,600
     Additional paid-in capital                                       60,325,500       33,134,200
     Accumulated deficit                                              (3,589,400)      (7,557,000)
     Cumulative foreign currency translation adjustment                 (349,300)        (199,300)
     Treasury stock, at cost                                                   -          (52,100)
                                                                     -----------      -----------
                      Total Stockholders' Equity                      56,497,000       25,416,400
                                                                     ===========      ===========
              Total Liabilities and Stockholders' Equity             $68,581,700      $32,941,700
                                                                     ===========      ===========

See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.

                             STATEMENTS OF INCOME
                                  (unaudited)

                                                 Three Months Ended                           Nine Months Ended
                                                    September 30,                                September 30,
                                          ---------------------------------           ---------------------------------
                                              1998                 1997                 1998                   1997
                                          -----------           -----------           -----------           -----------
Revenues:
     Software licensing                   $ 7,967,700           $ 3,940,200           $19,869,600           $ 9,846,100
     Service, maintenance and other         4,156,200             3,060,300            10,574,800             8,817,100
                                          -----------           -----------           -----------           -----------
              Total Revenue                12,123,900             7,000,500            30,444,400            18,663,200
                                          -----------           -----------           -----------           -----------
Cost of revenues:
     Software licensing                       371,300               257,300             1,112,300               564,000
     Service, maintenance and other           912,600               711,300             2,623,400             1,789,800
                                          -----------           -----------           -----------           -----------
          Total Cost of Revenue             1,283,900               968,600             3,735,700             2,353,800
                                          -----------           -----------           -----------           -----------
Gross Profit                               10,840,000             6,031,900            26,708,700            16,309,400
Operating expenses:
     Product development                    1,520,400             1,183,200             4,171,800             3,313,000
     Selling and marketing                  6,203,500             3,313,800            15,300,200             8,985,900
     General and administrative             1,678,900             1,010,700             4,074,500             2,796,700
                                          -----------           -----------           -----------           -----------
        Total Operating Expenses            9,402,800             5,507,700            23,546,500            15,095,600
                                          -----------           -----------           -----------           -----------
            Operating Income                1,437,200               524,200             3,162,200             1,213,800
Other income (expense), net                   683,900               264,900             1,370,100               171,400
                                          -----------           -----------           -----------           -----------
     Income before income taxes             2,121,100               789,100             4,532,300             1,385,200
Provision for income taxes                    250,000                   -                 564,700                16,600
                                          -----------           -----------           -----------           -----------
               Net Income                 $ 1,871,100           $   789,100           $ 3,967,600           $ 1,368,600
                                          ===========           ===========           ===========           ===========
Net income per share - Basic              $      0.17           $      0.09           $      0.38           $      0.28
Net income per share - Diluted            $      0.15           $      0.07           $      0.33           $      0.17
Weighted average number of common
  and common equivalent shares
  outstanding
                  - Basic                  10,962,331             8,943,664            10,405,865             4,905,869
                  - Diluted                12,626,872            10,724,241            12,128,127             7,914,992

See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.
                      CONDENSED STATEMENTS OF CASH FLOWS
                  REPRESENTING INCREASES (DECREASES) IN CASH
                                  (unaudited)


                                                                    Nine Months
                                                                 Ended September 30,
                                                          -------------------------------
                                                              1998               1997
                                                          ------------       ------------
Cash flows from operating activities:
     Net cash provided (used) by operating activites      $  3,345,500       $  (982,400)

Cash flows from investing activities:
     Purchase of furniture fixtures and equipment           (1,312,600)         (576,600)
     Purchases of marketable securities                    (13,983,000)       (2,746,300)
                                                          ------------       -----------
     Net cash (used) by investing activities               (15,295,600)       (3,322,900)

Cash flows from financing activities:
     Net borrowing (repayments) under revolving line
      of credit                                                      -        (2,790,100)
     Payments under capital leases                             (18,100)          (29,500)
     Proceeds from exercise of options                          89,000
     Proceeds from sale of preferred stock                                       993,400
     Proceeds from issuance under ESPP                         988,600             5,400
     Net proceeds from public offering                      26,149,600        24,321,100
                                                          ------------       -----------
     Net cash provided by financing activities              27,209,100        22,500,300

Effect of exchange rate changes on cash                         37,500            (6,900)

     Net change in cash                                     15,296,500        18,188,100
Cash at beginning of period                                 10,912,500            41,300
                                                          ------------       -----------
Cash at end of period                                     $ 26,209,000       $18,229,400
                                                          ============       ===========

Supplemental information:
Cash paid for:
     Interest                                                   15,300           162,200
     Income taxes                                              380,200            36,000
Non-cash investing activity --
     Acquisition of equipment under capital leases        $          -       $    30,000
                                                          ============       ===========

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

(2)  NEWLY ADOPTED ACCOUNTING STANDARDS

     In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of other comprehensive income (loss) be reported. Other comprehensive income (loss) for the three months ended September 30, 1998 and September 30, 1997 respectively, was ($136,800) and ($72,000) and for the nine months ended September 30, 1998 and September 30, 1997, was ($149,700) and ($130,400) respectively, and is comprised of the change in the foreign currency translation.

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

                        TSI INTERNATIONAL SOFTWARE LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                               Three Months Ended                  Nine Months Ended
                                                   September 30,                     September 30,
                                            ---------------------------      ----------------------------
                                                1998           1997               1998           1997
                                            ------------ --------------      -------------- -------------
Weighted average common shares
     outstanding                              8,943,664      10,962,331         4,905,869      10,405,865
Common shares issued for conversion of
     preferred stock                                  -               -         1,739,510               -
Dilutive effect of stock options and
 Warrants                                     1,780,577       1,664,541         1,269,613       1,722,262
                                            ------------ --------------      -------------- -------------

Weighted average common and common
     equivalent shares outstanding -
     Diluted                                 10,724,241      12,626,872         7,914,992      12,128,127
                                            ============ ==============      ============== =============

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


OVERVIEW

     The Company was incorporated in Connecticut in 1985 and reincorporated in Delaware in September 1993. In June 1991, the Company began developing its Mercator product and in December 1993 released Version 1.0 of Mercator. The Company released the latest version of Mercator, Release 1.41, in June 1998.

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

                        TSI INTERNATIONAL SOFTWARE LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     In addition, the Company markets its products and services outside North America through sales offices located in the United Kingdom and France and through indirect channels. Revenues from international customers were approximately 10% and 11% for the quarter ended September 30, 1997 and 1998, respectively, and approximately 8% and 12% for the nine months ended September 30, 1997 and 1998, respectively.

The size of the Company's orders can range from a few thousand dollars to over $100,000 per order. The loss or delay of large individual orders, therefore, can have a significant impact on the revenues and other quarterly results of the Company. In addition, the Company has generally recognized a substantial portion of its quarterly software licensing revenues in the last month of each quarter, and as a result, revenue for any particular quarter may be difficult to predict. Because the Company's operating expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by, increased revenue, the Company's operating results would be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES:

     Total Revenues. The Company's total revenues increased 73% from $7.0 million in the third quarter of 1997 to $12.1 million in the comparable period of 1998.

     Software Licensing. Software licensing revenues increased 102% from $3.9 million in the third quarter of 1997 to $8.0 million in the comparable period of 1998, primarily as a result of an increase in Mercator license revenues.

     Service, Maintenance and Other. Service, maintenance and other revenues increased 36% from $3.0 million in the third quarter of 1997 to $4.2 million in the comparable period of 1998, primarily as a result of higher professional services associated with sales of Mercator and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease in KEY/MASTER maintenance revenues.

     Cost of Revenues. Cost of software licensing revenues consists primarily of media, manuals, distribution costs and the cost of third party software that the Company resells. Cost of service, maintenance and other revenues consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to

                        TSI INTERNATIONAL SOFTWARE LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

     Total Cost of Revenues. Total cost of revenues increased 33% from 968,000 in the third quarter of 1997 to 1.3 million in the comparable period of 1998.

     Cost of Software Licensing. Cost of software licensing revenues increased 44% from $257,000 in the third quarter of 1997 to $371,000 in the comparable period of 1998, primarily due to increased sales of software licenses and costs for the write-off of approximately $200,000 of obsolete manuals and other documentation. Software licensing gross margin was 93% and 95% in the third quarter of 1997 and 1998, respectively.

     Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 28% from $711,000 in the third quarter of 1997 to $913,000 in the comparable period of 1998, primarily due to increased professional services rendered, particularly Mercator-related services. Service, maintenance and other gross margin was 77% and 78% for the third quarter of 1997 and 1998, respectively.


OPERATING EXPENSES

     Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products and consist primarily of salaries, recruiting and other personnel-related expenses, depreciation of development equipment, supplies, travel and allocated facilities and communications costs. Product development costs increased 28% from $1.2 million in the third quarter of 1997 to $1.5 million in the third quarter of 1998 primarily, due to increased product development activities related to the Mercator product line. Product development expenses as a percentage of total revenue decreased from 17% in the third quarter of 1997 to 13% in the third quarter of 1998. The Company believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development. The Company expects that the dollar amount of research and development expenses will increase through at least the remainder of 1998. To date, all research and development expenditures have been expensed as incurred.

     Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product descriptive literature and allocated facilities and communications costs. Selling and marketing costs increased 87% from $3.3 million in the third quarter of 1997 to $6.2 million in the third quarter of 1998, primarily due to the increased number of sales and marketing personnel and increased expenditures for Mercator related marketing programs. Selling and marketing expenses as a percentage of total revenues increased from 47% in the third quarter of 1997 to 51% in the third quarter of 1998. The Company expects to continue hiring additional sales and marketing personnel and to increase promotional expenses through at least the remainder of 1998 to focus on the Mercator product line and anticipates that sales and marketing expenses will increase in absolute dollar amount.

     General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs. General and administrative expenses increased 66% from $1.0 million in the third quarter of 1997 to $1.7 million in the third quarter of 1998, primarily due to increased administrative costs to support the Company's growth. General and administrative expenses as a percentage of total revenues revenue constant at 14% for the third quarter of 1997 and the third quarter of 1998, respectively. The Company believes that the dollar amount of its general and administrative expenses will increase as the Company expands its administrative staff to support the Company's growth.

                        TSI INTERNATIONAL SOFTWARE LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


OTHER INCOME/EXPENSE, NET

     Net other income (expense) represents income earned on the Company's cash balances, interest on term contracts and interest expense on the Company's line of credit. Net interest income (expense) increased from $264,900 in the third quarter of 1997 to $683,900 in the comparable period of 1998, due to higher cash balances resulting from the Company's initial public offering and secondary public offering. The Company had minimal borrowing expenses in the third quarter of 1998 as compared to $22,000 for the third quarter of 1997.

INCOME TAXES

     Income tax expense increased from $0 for the second quarter of 1997 to $250,000 for the third quarter of 1998. Although the utilization of operating loss carryforwards continues to reduce the required provision for income taxes, the company is now incurring increased income tax expense. The expense for 1998 reflects the increased provision required for 1998 income.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

     Total Revenues. The Company's total revenues increased 63% from $18.7 million in the first three quarters of 1997 to $30.4 million in the comparable period of 1998.

     Software Licensing. Software licensing revenues increased 101% from $9.8 million in the first three quarters of 1997 to $19.8 million in the comparable period of 1998, primarily as a result of an increase in Mercator license revenues.

     Service, Maintenance and Other. Service, maintenance and other revenues increased 21% from $8.8 million in the first three quarters of 1997 to $10.7 million in the comparable period of 1998, primarily as a result of increased professional services rendered in conjunction with sales of Mercator and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease in KEY/MASTER maintenance revenues.

COST OF REVENUES

     Cost of Software Licensing. Cost of software licensing revenues increased 97% from $0.6 million in the first three quarters of 1997 to $1.1 million in the comparable period of 1998, primarily due to increased sales of software licenses. Software licensing gross margin remained constant at 94% and 94% in the first three quarters of 1997 and 1998, respectively.

     Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 47% from $1.8 million in the first nine months of 1997 to $2.6 million in the comparable period of 1998, primarily due to increased professional services rendered, particularly Mercator-related services.
Service, maintenance and other gross margin was 80% and 75% for the first nine months of 1997 and 1998, respectively. The decrease in margin is primarily due to the increase in initial hiring costs for new professional services personnel.

OPERATING EXPENSES

     Product Development. Product development costs increased 26% from $3.3 million in the first nine months of 1997 to $4.2 million in the first nine months of 1998 due to increased product development activities related to the Mercator product line. Product development expenses as a percentage of total revenue decreased from 18% in the first nine months of 1997 to 14% in the first nine months of 1998.

                        TSI INTERNATIONAL SOFTWARE LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

     Selling and Marketing. Selling and marketing costs increased 70% from $9.0 million in the first nine months of 1997 to $15.3 million in the first nine months of 1998, primarily due to the increased number of sales and marketing personnel and increased expenditures for Mercator-related marketing programs. Selling and marketing expenses as a percentage of total revenues rose from 48% in the first nine months of 1997 to 50% in the first nine months of 1998.

     General and Administrative. General and administrative expenses increased 46% from $2.8 million in the first nine months of 1997 to $4.1 million in the first nine months of 1998, primarily due to increased administrative costs to support the Company's growth. General and administrative expenses as a percentage of total revenues decreased from 15% in the first nine months of 1997 to 13% in the first nine months of 1998.

OTHER INCOME/(EXPENSE), NET

     Net other income (expense) represents income earned on the Company's cash balances and term contract sales offset by interest expense on the Company's line of credit. Net other income (expense) increased from $171,400 in the first nine months of 1997 to $1,370,100 in the comparable period of 1998, due to the reduction of debt in the third quarter of 1997 and higher cash balances resulting from the Company's initial public offering and additional monies received from its public offering in June, 1998. The Company had minimal borrowing expenses in the nine months ended September 30, 1998 as compared to $(175,300) for the nine months ended September 30, 1997.

INCOME TAXES

     Income tax expense increased from $17,000 for the nine months ending September 30, 1997 to $565,000 for the nine months ending September 30, 1998. Although the utilization of operating loss carryforwards continues to reduce the required provision for income taxes, the company is now incurring increased income tax expense. The expense for 1998 reflects the increased provision required for 1998 income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company funded its operations through its initial public offering, private sales of equity securities, its bank line of credit and cash from operations. In June 1998, the Company completed a secondary public offering of 3,511,000 shares of common stock of which 1,200,000 shares were issued by the company with the remaining 2,311,000 shares sold by existing shareholders. This offering raised approximated $26.1 million in net proceeds for the company. At September 30, 1998, the Company had net working capital of $54.1 million, which included cash and marketable securities of $50.7 million.

     Operating activities provided (used) net cash of ($982,400) and $3,345,500 during the nine months ended September 30, 1997 and 1998, respectively. The cash provided (used) in the nine months ended September 30, 1997 and September 30, 1998 was due to changes in accounts receivable.

     Investing activities (used) net cash of ($3,332,900) during the nine months ended September 30, 1997. Investing activities used cash of ($15.3) million during the nine months ended September 30, 1998 due primarily to the purchase of marketable securities during the year.

     Financing activities provided net cash of $22.5 and $27.2 million for the nine months ended September 30, 1997 and 1998, respectively, due to borrowings under the Company's credit line and the Company's June secondary offering.

     The Company has a line of credit facility with the Bank of New York which provides for borrowings equal to the lesser of $4.0 million or 80% of the sum of eligible accounts receivable and certain other receivables contracts.
Borrowings may take the form of prime rate loans (which bear interest at the bank's prime rate plus

                        TSI INTERNATIONAL SOFTWARE LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.0%) or LIBOR rate loans (which bear interest at the applicable LIBOR rate plus 3.0%). The Company's obligations under this credit line are secured by substantially all of the Company's assets. The bank line of credit contains certain financial covenants and also prohibits cash dividends, mergers and acquisitions. The Company had no borrowings outstanding as of September 30, 1998 and does not anticipate any borrowings in the foreseeable future.

     Net accounts receivable were $13.6 million at September 30, 1998 compared to $5.8 million at September 30, 1997. The number of days of average revenues in accounts receivables was 101 at September 30, 1998 compared to 75 at September 30, 1997. This increase in days sales outstanding is the result of increases in the amount of sales occurring at the end of the quarter ended September 30, 1998 as compared with the quarter ended September 30, 1997, an increase in sales of maintenance services which were recognized over the life of the contract the extension of payment terms for certain customers, and the timing of collections. There have been no significant changes in the percentage of receivables outstanding over 90 days.

     Capital expenditures have been, and future capital expenditures are anticipated to be, primarily for facilities, equipment and computer software to support expansion of the Company's operations. As of September 30, 1998, the Company had no material commitments for capital expenditures.

     The Company believes that its current cash and cash equivalent balances and any net cash generated by operations will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next 12 months. Thereafter, if cash balances generated by operations are insufficient to satisfy the Company's operating requirements, the Company may seek additional debt or equity financing. There can be no assurance that such financing will be available on terms acceptable to the Company. The sale of additional equity or debt securities could result in dilution to the Company's stockholders. A portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

YEAR 2000 COMPLIANCE

     Many currently installed computer system and software products are unable to distinguish 21st century dates from 20th century dates. Beginning in the Year 2000, these date code fields will need to distinguish 21st century dates. The Company has completed an assessment of the "Year 2000" issue with respect to its computer systems and products. The Company has replaced or upgraded its internal systems within the past 2 years and believes they are Year 2000 compliant.

     Although the Company believes that its internal systems and software products are Year 2000 compliant, the success of the Company's Year 2000 compliance efforts may depend on the success of its customers in dealing with their Year 2000 issues. The Company sells its products to companies in a variety of industries, each of which is experiencing different Year 2000 compliance issues. Customer difficulties with Year 2000 issues might require the Company to devote additional resources to resolve underlying problems. Moreover, despite testing by the company if the Company's products are discovered to suffer from or create Year 2000 problems at some or all of its customers, the Company's business financial condition and results of operations could be materially adversely affected.

     The Company has tested each of its software products and has a plan to communicate with its customers, the status of each release of its software which has been tested for date sensitively, during early 1999. Furthermore, the purchasing patterns of customers and potential customers may be affected by Year 2000 concerns. As companies expend significant financial and management resources to become Year 2000 compliant, they may choose to refrain from changes in their technology environment until after the year 2000. In addition, the costs of becoming Year 2000 compliant may consume technology budgets and result in decisions not to purchase and implement the Company's solutions.

                        TSI INTERNATIONAL SOFTWARE LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


     To date, the Company has not incurred significant costs directly related to Year 2000 issues, even in cases where non-compliant internal systems were upgraded or replaced. The replacement cost of such non-compliant systems would have been incurred regardless of the Year 2000 issue, to accommodate the Company's internal growth.

     The Company has developed a plan to perform detailed testing of all its internal systems beginning in early 1999, and believes it has the resources required to do such testing and any systems revisions if required, at that time. Based on information currently available it does not believe the cost will be material. The Company has obtained or relied upon published assurances from vendors of the Company's internal systems of year 2000 compliance with respect to its internal systems.

     The Company believes that any future expenditures to upgrade internal systems, applications and products will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, while the potential costs of redeploying personnel and of any delays in implementing other projects is not known, the costs are anticipated to be immaterial.

     The Company has no current plans to perform an assessment of embedded technology outside of its information technology systems, but the Company beleives based on inquires made of the owners of its facilities that any failure of embedded technology will not have a material effect on the Company's business.

     The Company does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. The Company is begining to develop a contingency plan. Any failure of the Company to address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition and results of operations. However, because the Company has completed internal reviews of its computer systems and software products and believes them to be Year 2000 compliant, the Company believes that the year 2000 will not have a material adverse effect on the Company's business, financial condition and results of operations.

CONVERSION TO A SINGLE EUROPEAN CURRENCY

     The Company has sales in a number of foreign countries but at the present time they are not significant and conversion to a single European currency would not have a material impact on the Company's financial results.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported. Other comprehensive income for the three months ended September 30, 1998 and the nine months ended September 30, 1998 was ($136,800) and ($149,700) respectively and is comprised of the change in the foreign currency translation.

     In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and now requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is required to adopt this standard as of December 31, 1998.

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

                        TSI INTERNATIONAL SOFTWARE LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

                        TSI INTERNATIONAL SOFTWARE LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


Due to the foregoing factors, it is likely that in some future quarter the Company's revenue or operating results will not meet the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

     Dependence on Mercator Product Line. A significant portion of the Company's revenue has been attributable to licenses of its Mercator products and related services, and the Company expects that these products and services will represent a substantial portion of the Company's total revenue for the foreseeable future. Accordingly, the Company's future operating results are highly dependent on the market acceptance and growth of its Mercator product line and enhancements thereto. There can be no assurance that market acceptance of the Mercator product line will increase or remain at current levels or that the Company will be able to successfully market the Mercator product line and develop extensions and enhancements to this product line on a long-term basis. In the event that the Company's current or future competitors release new products that provide, or are perceived as providing, more advanced features, greater functionality, better performance, better compatibility with other systems or lower prices than the Mercator product line, demand for the Company's products and services would likely decline. A decline in demand for, or market acceptance of, the Mercator product line as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on SAP R/3 System Implementations. A substantial portion of the Company's sales of its Mercator products and related services has been attributable to sales of Mercator for R/3 and related services. The Company believes that its future revenue growth, if any, will also depend in part upon continued sales of Mercator for R/3 and related services. The Company has devoted, and must continue to devote, substantial resources to identifying potential customers in the R/3 market, building strategic relationships and attracting and retaining skilled technical, sales and professional services personnel with expertise in R/3 systems. Personnel with expertise in the R/3 system are in high demand and as such are typically difficult to hire and retain. Regardless of the investments the Company makes in pursuing this new market, there can be no assurance that the Company will be successful in implementing a sales and marketing strategy appropriate for this market or in attracting and retaining the necessary skilled personnel.

     Demand for and market acceptance of Mercator for R/3 and related services will be dependent on the continued market acceptance of the SAP R/3 system. As a result, any factor adversely affecting demand for or use of SAP's R/3 system could have a material adverse effect on the Company's business, operating results and financial condition. Implementation of the SAP R/3 system is a costly and time-consuming process and there can be no assurance that businesses will choose to purchase such systems. Furthermore, there can be no assurance that businesses which may implement such systems will wish to commit the additional resources required to implement Mercator for R/3. In addition, SAP could in the future introduce enterprise application integration solutions competitive with Mercator for R/3 and related services. Moreover, any changes in or new versions of SAP's R/3 system could materially and adversely affect the Company's business, operating results and financial condition if the Company were not able to successfully develop or implement any related changes to Mercator for R/3 in a timely fashion. The Company will also be required to maintain ALE, EDI and DMI certifications for Mercator for R/3. In order to maintain such certifications, the Company's product must adhere to SAP's technical specifications which are updated by SAP from time to time, and the Company has no control over whether and when such specifications will be changed. Any material change by SAP in such specifications could require the Company to devote significant development resources to updating this product to comply with such specifications. In such event, there can be no assurance that the Company would be able to successfully modify Mercator for R/3 on a timely basis, if at all, and any failure to do so could materially and adversely affect the Company's business, operating results and financial condition.

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

                        TSI INTERNATIONAL SOFTWARE LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

     Management of Growth. The Company's business has grown in recent periods, with total revenues increasing from $19.0 million in 1996 to $26.7 million in 1997 and increasing from $18.7 million for the first nine months of 1997 to $30.4 million for the comparable period of 1998. The growth of the Company's business has placed, and is expected to continue to place, a strain on the Company's administrative, financial, sales and operational resources and increased demands on its systems and controls. In particular, the Company noted an increase in quarterly days sales outstanding from September 30, 1997 to September 30, 1998 from approximately 75 days to approximately 100 days, and an increase in total accounts receivable from $5.8 million to $13.6 million. This increase in day sales outstanding is the result of an increase in the amount of sales occurring at the end of the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, an extension of payment terms for certain customers, and the timing of collections. To deal with these concerns, the Company has implemented, or is in the process of implementing, and will be required to implement in the future a variety of new and upgraded operational and financial systems, procedures and controls. The failure of the Company or its

                        TSI INTERNATIONAL SOFTWARE LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


management to respond to, and manage, its growth and changing business conditions, or to adapt its operational, management and financial control systems to accommodate its growth could have a material adverse effect on the Company's business, operating results and financial condition.

  Competition. The market for the Company's products and services is extremely competitive and subject to rapid change. Because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. The Company believes that the competitive factors affecting the market for the Company's products and services include product functionality and features; quality of professional services offerings; product quality, performance and price; ease of product implementation; quality of customer support services; customer training and documentation; and vendor and product reputation. The relative effect each of these factors depends upon the specific customer environment.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

          Not Applicable


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


          Through September, 1998 the net offering proceeds to the Company from its initial public offering in July 1997 have been utilized as follows:

                                                              Direct or indirect payments to
                                                               directors, officers, general
                                                                partners of the Company or
                                                               their associates; to persons
                                                               owning ten percent or more of                Direct or
                                                              any class or equity securities                indirect
                                                                  of the Company; and to                   payments to
                                                                affiliaties of the Company                   others
                                                             ----------------------------------    ---------------------------------
Construction of plant, building and facilities                                 --                                     0
     Purchase and installation of machinery and
      equipment                                                                --                           $ 1,689,551
     Purchase of real estate                                                   --                                     0
     Acquisition of other business(es)                                         --                                     0
Repayment of indebtedness
     Debt                                                                      --                             2,790,100
     Capital Leases                                                                                              56,100
Working capital                                                                --                                     0
     Temporary investment--                                                    --                            18,425,004
     Purchase of marketable securities and cash
      equivalents
     Other purposes (specify)                                                                                         -
     TOTAL NET PROCEEDS                                                                                     $22,960,755
                                                                                                            ===========




ITEM 3. DEFAULTS UPON SENIOR SECURITIES


          Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          Not Applicable



ITEM 5. OTHER INFORMATION

     Public Offering. On June 5, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission for a public offering of 3,511,000 shares of its Common Stock. Of the 3,511,000 shares being offered, 1,200,000 were offered by the Company and 2,311,000 were offered by selling stockholders. Selling Stockholder shares included 382,281 shares subject to warrant which were sold to the underwriters who then exercised the warrant and resold the shares of Common Stock.

On July 5, 1998 the underwriters exercised their 30-day option to purchase an additional 526,650 shares of the Company's stock of which were purchased from the Company and 300,000 of which were purchased from certain selling stockholders.

The offering was managed by BancAmerica Robertson Stephens, Bear, Stearns & Co. Inc., Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, and Sound View Financial Group, Inc.

The Company intends to use the approximately $26.5 million of net proceeds of this offering primarily for working capital and general corporate purposes. The Company did not receive any proceeds from the sale of the shares by the selling stockholders, but did receive an additional $764,562 upon the exercise of the warrant by the Underwriters.

          Stockholder Rights Plan. On September 2, 1998, the Company adopted a stockholder rights plan designed to protect the long-term value of the company for its stockholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of the Company's common stock outstanding on September 7, 1998. Each right will entitle the folder to purchase 1/100th of a share of a newly designated Series A Junior Participating Preferred Stock at an exercise price of $140.00. The preferred stock has been structured so that the value of 1/100th of a share of such preferred stock will approximate the value of one share of common stock.

          Initially, the rights are neither exercisable nor traded separately from the common stock. If a person or a group (an "Acquiring Person") acquires 15 percent or more of the Company's common stock, or announces an intention to make a tender offer the Company's common stock the consummation of which would result in a person or group becoming an Acquiring Person, the rights will become exercisable and thereafter trade separately from the common stock. Any person who was a holder of 5% or more of the Company's common stock as of August 27, 1998 will not be deemed to be an Acquiring person unless such person or group acquires 20 percent or more of the Company's common stock.

Upon a person becoming an Acquiring Person, the holder of rights (other than the Acquiring Person) will have the right to acquire shares of the Company at a substantially discounted price. Additionally, if a person becomes an Acquiring Person and the Company is acquired in a merger or other business combination, or 50 percent or more of its assets are sold in a transaction with an Acquiring Person, the holders of rights (other than the Acquiring Person) will have the right to receive shares of common stock of the acquiring corporation at a substantially discounted price.

          After a person has become an Acquiring Person, the Company's Board of Directors may exchange the outstanding rights (other than those held by the Acquiring Person) for common stock of the Company at an exchange ratio of one share of common stock per right.

          The Board may redeem outstanding rights at any time prior to a person becoming an Acquiring Person at a price of $0.001 per right. Prior to such time, the terms of the rights may be amended by the Board. The rights will expire on September 2, 2008.

          Appointment to Board of Directors. On August 27, 1998 the Company elected James P. Schadt, Chairman, Dailey & Partners and retired chairman and CEO, Readers Digest Association, Inc. to its Board of Directors. The board expansion is an integral part of TSI's strategy to bring key outside talent into the company to support its plans for growth.

Acquisition of SCP

          On November 16, 1998, the company announced its agreement to acquire Software Consulting Partners (SCP), a certified Accelerated SAP (ASAP) Implementation Partner focused on implementation and integration services for SAP R/3 solutions. TSI will acquire substantially all assets and liabilities of SCP by issuing TSI common stock for all issued and outstanding stock of SCP. The transaction will be accounted for as a purchase.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed as part of this Quarterly Report on Form 10-Q-11.1

    .  Computation of Earnings Per share
    .  Financial Data Schedule


(b) Reports on Form 8-K.


    A report on form 8K was filed on September 4, 1998 relating to the adoption of the shareholders rights plan.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TSI INTERNATIONAL SOFTWARE LTD.


Date:  September XX, 1998
                           ----------------------------------------------------
                                            Constance F. Galley
                                    President and Chief Executive Officer
                                       (Principal Executive Officer)

Date:  September XX, 1998
                           ----------------------------------------------------
                                               Ira A. Gerard
                                 Vice President, Finance and Administration
                                   Chief Financial Officer and Secretary
                                      (Principal Financial Officer)