Form 10-K
period 1998-12-31
TSI INTERNATIONAL SOFTWARE LTD
filed 1999-03-04
CIK 1039276

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(Mark One)

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998; or

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
     __________.

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
        Wilton, Connecticut                              (Zip Code)

                                 (203) 761-8600
               Registrant's Telephone Number, Including Area Code

                                   ----------

         Securities Registered Pursuant to Section 12(b) of the Act:NONE

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

     Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant as of February 23, 1999:

                                  $558,800,109

     As of that date, there were 11,232,163 shares of the Registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held in March, 1999 are incorporated by reference into Part III.

                        TSI INTERNATIONAL SOFTWARE, LTD.


                           Annual Report on Form 10-K
                   For the fiscal year ended December 31, 1998


                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

Item 1.    Business .......................................................   2

Item 2.    Properties .....................................................  10

Item 3.    Legal Proceedings ..............................................  10

Item 4.    Submission of Matters to a Vote of Security Holders ............  10

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters ............................................  11

Item 6.    Selected Financial Data ........................................  13

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................  14

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk .....  23

Item 8.    Financial Statements and Supplementary Data ....................  23

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ............................  23

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant .............  24

Item 11.   Executive Compensation .........................................  26

Item 12.   Security Ownership of Certain Beneficial Owners and Management .  26

Item 13.   Certain Relationships and Related Transactions .................  26

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K ............................................  27

Signatures ................................................................  30




TSI, the TSI Software logo, Mercator, Trading Partner, OnCall and KEY/MASTER are registered trademarks, and Mercator for R/3, Trading Partner EC, Trading Partner PC, Trading Partner PC/32 and OnCall*EDI are trademarks of the Company. This Report also contains trademarks and trade names of other companies.

                                     PART I


Forward-Looking Information

     This report contains or may contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. All forward-looking statements included in this document are based on information currently available to the Company, and the Company assumes no obligation to update any forward-looking statement.

     The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, (i) the effects of rapid technological change and the need to make frequent product transitions, (ii) the potential for software defects, (iii) the impact of competitive products and pricing, (iv) less-than-anticipated growth in the market for the SAP R/3 system and related services, (v) TSI Software's ability to increase sales of its Mercator product for other EQP Systems or in other industry segments, (vi) uncertainties in attracting and retaining needed management, marketing, sales, professional services and product development personnel, (vii) the Company's ability to manage growth, (viii) customer acceptance of TSI Software's services,
(ix) the success of the Company's Mercator product line, and (x) the Company's ability to develop additional distribution channels for its products.

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

ITEM 1. BUSINESS

General

     TSI International Software Ltd.(the "Company") is a leading provider of software and related services that enable organizations to integrate their business applications both internally and with external business partners. The Company's flagship product, Mercator, is an enterprise application integration
(EAI) product that permits enterprises to integrate their major business systems, including ERP applications from companies such as SAP and PeopleSoft, legacy systems, best-of-breed applications, data warehouses, databases, electronic commerce data, and Web-based applications. Unlike messaging
middleware   software  tools,  which  focus  on  the  connectivity   aspects  of
application integration, Mercator enables business-level by addressing a wide range of integration issues, including cross-application process flow control, application adaptation, data transformation, and messaging and transport services. To date, the Company has directly licensed its products to over 11,000 customers worldwide, representing a broad range of industries. The Company's customers include American Express Travel Related Services, Inc., Citibank, N.A., Eli Lilly and Company, General Motors, Hershey Foods, Hewlett-Packard Company, Hoechst AG, International Business Machines Corporation, Lucent Technologies, Inc., Mitsui & Co. Ltd., Nestle, Prudential Insurance Company of America and Texas Instruments.

Products and Services

     The Company's application integration products include two software product lines, the Mercator family and the Trading Partner family. The following table depicts the Company's current business application integration product offerings and suggested list prices:

                                  Original          Most
           Product Name         Release Date   Recent Release     US Suggested List Price
           ------------         ------------   --------------     -----------------------
Mercator Products:
Mercator for the Desktop            12/93          12/98         from $9,700 (Standard Edition) to $25,000 (S.W.I.F.T. Edition)
Mercator for the Enterprise         12/93          12/98         from $52,000 to $212,790, variable by platform and server
                                                                 configuration
Trading Partner Products:
Trading Partner PC                   6/88           3/98         $1,495
Trading Partner PC/32               10/96           8/98         $1,995
Trading Partner Kits                10/92        various         from $249 to $995, variable by complexity of kit
Trading Partner EC                  11/90           9/97         from $82,000 to $120,000, variable by server class

     The terms and conditions, including sales prices and discounts from list prices, of individual license transactions may be negotiated based on volumes and commitments and may vary considerably from customer to customer.

Mercator Products.

     The  Company's  flagship  Mercator  family  of  products  is an  integrated software solution used by IT professionals to create interfaces between different business applications. Mercator was initially released in December
1993 and, as of December 31, 1998, had been licensed to more than 1,900 customers worldwide.

     Mercator. Mercator enables application integration by transforming information between and among multiple business applications. The Enterprise-level product also provides cross-application flow control and adapters to major applications, databases and messaging systems. It provides a Windows-based Design Client which is used to define data formats and integration requirements including rules for data transformation, transaction routing and event coordination. Solutions created by a Design Client are executed on separate Integration Servers. Complete integration solutions can be created without writing custom interface programs. Mercator requires no pre-processing of any data to be integrated. It integrates data between multiple sources and destinations in a single process, and supports integration execution on a wide range of platforms. Customers who create solutions that run on multiple platforms license an Integration Server for each platform. The Company currently offers integration support for PC/Intel (DOS, Windows 3.1, Windows 95, Windows 98, Windows NT, SCO Open Server, SCO Unixware); IBM AS/400 (OS/400), RS/6000
(AIX) and mainframe (MVS, CICS, UNIX); HP9000 (HP-UX); Siemens-Nixdorf/Pyramid (SINIX-Reliant); Sun SPARC (Solaris, OS); Digital Alpha (UNIX, Windows NT, OpenVMS) and VAX (VMS); and Stratus R5 (FTX,VOS).

     Mercator for R/3. Mercator for R/3 is a version of Mercator that includes specific extensions to meet the requirements for application integration with SAP's R/3 system. Mercator was the first software product to be certified by SAP for use with its ALE architecture. In addition, SAP has certified Mercator for EDI, the Data Migration Interface (DMI), the ALE Message Handling Systems (AMS) and the Business Information Warehouse (BW). Mercator is thus the first product to be certified by SAP for all five interfaces (ALE, EDI, DMI, AMS and BW).
Mercator for R/3 extends the core Mercator product by providing tools to automatically capture R/3 data definitions, and adapters for integrating with R/3's inter-application messaging system. In addition, Mercator for R/3 provides application integration support for other R/3 data conversion and interfacing requirements including the initial conversion of data to R/3 from existing systems and interfaces with data warehouses.

     Mercator for EC. Mercator for EC is an enterprise application integration product featuring support for distributed electronic commerce. It supports distributed management and maintenance of the EC environment as well as distributed processing of EC transactions. With Mercator for EC, numerous business units within an enterprise can define and manage their own EC programs and those programs can include the exchange of data in proprietary formats and the new self-defining formats such as XML as well as traditional x12 and EDIFACT data.

They can include Web e-mail and FTP-based communications as well as the use of EDI VANs. In addition to inter-enterprise integration through EC, Mercator for EC fully supports application integration within the enterprise. Mercator for EC thus extends the underlying power of Mercator to the world of electronic commerce by providing a flexible, open architecture for creating robust inter-enterprise and intra-enterprise integration solutions for today's event-driven enterprises.

Trading Partner Products.

     The Company's Trading Partner products consist of a set of electronic data interchange or EDI management software products and include Trading Partner PC, a Windows-based product, and Trading Partner EC, a mainframe-based product. The Trading Partner products can be sold as stand-alone EDI products, but are often sold in conjunction with Mercator products to enable businesses both to manage their EDI relationships and to integrate their EDI data into enterprise applications. Trading Partner products allow customers to communicate with their partners through direct connections, value-added networks or VANs or the Internet.

     Trading Partner PC. Introduced in 1989, Trading Partner PC was the first Windows-based EDI translator in the United States and has been licensed to more than 5,900 businesses worldwide. In October 1996, the Company introduced Trading Partner PC/32, the first Windows 95 desktop solution in the market. The Company has developed more than 100 "kits" which support a particular trading partner's EDI specifications and provide "plug and play" solutions for EDI trading. The Company markets kits for many major EDI trading partners including Compaq Computer Corporation, Floor Link/Carpet One, Hewlett-Packard, International Business Machines Corporation, J.C. Penney Company, Inc., Kohler Company, Kaiser Permanente, Sears, Roebuck and Company, and Target Stores. In 1998, the Company introduced important kits for the automotive industry -- for General Motors, Chrysler and Ford, plus a new facility enabling customers to download kits from the company's Web site. The Company's OnCall*EDI products are a series of EDI kits for electronic purchasing for the healthcare provider market and have been licensed to more than 1,300 hospitals.

     Trading Partner EC. Trading Partner EC is a mainframe-based EDI management product which provides EDI management capability for companies with large EDI programs. It includes Mercator as its core application integration engine and offers the user the means to integrate EDI data directly into applications without the need to write custom interface programs commonly required by other translator products. Using Mercator, customers who plan to migrate their EDI program from the mainframe can do so without incurring additional cost and effort for recreating their application interfaces. Trading Partner EC and its predecessor product have been licensed to more than 200 businesses worldwide.

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

Services

     Professional Services. The Company offers consulting and professional services to customers who wish to have the Company's professionals plan, design or implement their application integration projects, or provide consulting or implementation assistance for SAP and ERP system integration. The Company has expanded the number of service professionals and the scope of the services offered to address the enterprise application integration needs of large organizations. The Company believes that enterprises implementing the R/3 system in particular represent a significant opportunity for the Company to market its professional services in support of Mercator for R/3.

     Training. In order to ensure that its customers are successful in using its products, the Company provides training in its four training centers, at customer locations and at SAP training facilities. The Company offers a number of courses ranging from two to five days in length with educational content including basic product functionality and hands-on use of the product. The Company recommends that its Mercator customers attend a basic three-day training course and believes that a majority of its Mercator customers elect to participate in such training.

Customers

     As of December 31, 1998, the Company had directly licensed its software to more than 11,000 customers worldwide. Numerous others have licensed the Company's products through Value Added Resellers (VARs), Independent Software Vendors (ISVs), Systems Integrators (SIs) or other third parties who distribute its products to business partners to facilitate the integration of their respective business applications.

     The  Company's  customer  base includes  businesses  from many  industries, including finance, banking, healthcare, technology, government, retail, manufacturing, automotive, oil and gas, utilities, communications, insurance, and transportation. The following is a partial list of the Company's end-user and third-party Mercator customers who have purchased Mercator:


End User Customers

                       End-User Customers                                   VARs, ISVs and SIs
                       ------------------                                   ------------------
American Express                                              Abaton.com
American Family Insurance                                     Allenbrook
Apria Healthcare                                              American Express Travel Related Services, Inc.
Baker Hughes Inc.                                             American Software, Inc.
Banamex                                                       Anderson Consulting
Betz Dearborn                                                 Arbour Group, Inc.
Bell Atlantic                                                 BEA Systems, Inc.
Blue Cross Blue Shield of Massachusetts                       Candle Corporation
Canadian National Railway Company                             CAS-Nord
Chase Manhattan Bank                                          Catalyst International
Citicorp                                                      CEBRA Inc.
Coors Brewing Company                                         Citibank, N.A.
Deere & Company                                               Compaq Computer Corporation
Dun & Bradstreet                                              Connect, Inc.
EDS                                                           Cross Worlds
Eastman Kodak Company                                         DMR Consulting Group
Eli Lilly                                                     Federal Express Corporation
First Chicago NBD Corporation                                 HBO & Company
General Motors                                                HK Systems
Georgia-Pacific Corporation                                   Hewlett-Packard Company
GTE                                                           ICL Retail Systems
Hershey Foods                                                 Indus International
Hoechst AG                                                    IBM
Home Savings of America                                       Logility
IBM                                                           Logix
Johnson and Johnson                                           Manhattan Associates
Lockheed Martin Corporation                                   Mitsui & Co. Ltd.
Lucent Technologies Inc.                                      Netscape
MCI                                                           Nippon Telephone & Telegraph
Merck-Medco                                                   Omnilogic
Nestle Canada, Inc.                                           Optum.  Inc.
Nestle, U.K.                                                  Osprey Consulting
Nestle, U.S.                                                  Pivotpoint, Inc.
NYNEX Corporation                                             PriceWaterhouse Coopers
Pacificare                                                    Research Triangle Associates
Perrier Group of America                                      Robocom Software
Petroleos de Venezuela, S.A.                                  Saratoga Systems
Phillips Consumer Products                                    Synergistics
Pioneer Hi-Bred International                                 TIBCO Software, Inc.
Prudential Insurance Company of America
Royal Canadian Mounted Police
Sara Lee Hosiery, Inc.
Tennaco Packaging
Texas Instruments
The Toronto Dominion Bank
Whirlpool Corporation
The World Bank
U.S. Surgical

No one customer accounted for more than 10% of TSI Software's sales in 1998, 1997 or 1996.

Sales and Marketing

     Sales

     The Company markets its products and services through both direct and third-party channels. The Company's goal is to achieve broad market penetration by pursuing multiple channels of distribution.

     As of December 31, 1998, the Company's sales organization consisted of 86 employees. The Company's direct field sales force focuses on sales of Mercator products to Fortune 2000 companies. The Company also maintains as part of its direct sales force, a telesales organization which generally targets smaller businesses. The field sales force also includes alternate channel managers who are responsible for sales through third parties. The sales organization includes systems engineers who assist with both pre- and post-sales activities.

     An important part of the Company's sales strategy is to continue to develop its indirect distribution channels such as VARs, ISVs, SIs and distributors. As of December 31, 1998, over 200 third parties had agreements with the Company to resell, embed or otherwise bundle the Company's products with their offerings in the United States.

     The Company markets its products and services outside of North America through sales offices located in the United Kingdom and France as well as through indirect channels. Revenues from international customers were approximately 11.8% of the Company's total revenues during 1998. The international market is important to the Company, and it intends to continue to expand its sales and marketing efforts outside North America by adding additional sales staff and distributors.

     Marketing

     The Company utilizes a wide variety of marketing programs which are intended to attract potential customers and to promote the Company and its brand names. The Company uses a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters, and Web-site marketing in order to achieve these goals. The marketing department also produces collateral material for distribution to prospects including demonstrations, presentation materials, white papers, brochures, fact sheets, and materials that are specific to the area of interest. The Company also hosts an annual conference for its customers and maintains an Alliance Program designed to support its channel partners with a variety of programs, incentives, support plans, and an annual conference. As of December 31, 1998, there were 13 employees in the Company's marketing organization.

Technology

     The Company's core Mercator technology provides a platform for creating application integration solutions which satisfy requirements across a variety of computing environments. The architecture of the Mercator platform is based on object concepts, providing reusability, interoperability, and scalability during the design process and in the resulting solutions. The Mercator platform permits the Company to efficiently construct and deliver integration solutions for specific markets and also allows ISVs and SIs to embed Mercator functionality within their own offerings.

     Among the central components of the Mercator platform are a Windows-based Design Client for creating integration "maps" and systems of maps for data validation, transformation, and content-based routing, and one or more run-time Integration Servers for execution. A map is an executable module that describes the required validation, transformation and integration of data between source and destination objects such as files, databases, applications and messages. The Design Client provides an intuitive drag-and-drop environment for defining the source and destination data objects, creating the integration rules between the sources and the destinations, and building the resulting map object. Map objects built using Mercator can be ported automatically to any of 22 different execution environments.

     Through Mercator's graphical interface, users enter descriptions of source and destination objects are entered by the user. To simplify data definition, the Company provides pre-packaged objects for a number of commonly used data standards and the Company also provides importers for creating objects from higher level (meta) data definitions. Data object definitions within Mercator include information regarding their format, structure and business rules, eliminating the need to explicitly identify the context of a data object during map construction and maintaining the logical integrity of the resulting integration solution.

     Once the source and destination objects have been defined, the user creates an integration map by specifying the rules for transforming data from the sources to the destinations. For many integration tasks, the user need only "drag" a source object and "drop" it on the destination object. Multiple data sources can be transformed to multiple destinations in a single operation. The user has point-and-click access to a variety of pre-built functions to enhance the integration rules including support. Selection, extraction, computation, logical operations, parsing, substitution, re-ordering, validation, and conversion are all fully supported.

     At a higher level, the System Editor, Mercator's graphical process flow manager and another component of the Design Client, enables the user to define a set of logically related integration solutions called a system. With the System Editor, the user defines interactions among maps and systems of maps, and specifies the events that trigger the execution of an integration solution.

     Using Mercator`s Design Client, integration objects are built and tested in the Windows environment. The resulting Mercator integration object can be implemented using a Mercator Integration Server appropriate to the target platform. Target platforms currently supported include PC/Intel (DOS, Windows 3.1, Windows 95, Windows 98, Windows NT, SCO Open Server, SCO Unixware); IBM AS/400 (OS/400), RS/6000 (AIX) and mainframe (MVS, CICS, UNIX); HP9000 (HP-UX); Siemens-Nixdorf/Pyramid (SINIX-Reliant); Sun SPARC (Solaris, OS); Digital Alpha (UNIX, Windows NT, OpenVMS) and VAX (VMS); and Stratus R5 (FTX, VOS).

     The Company provides adapters and importers which interface to and from specific databases, messaging systems, and applications, enabling connectivity to a specific source or destination. Database adapters are currently available for ODBC-compliant databases and several specific databases including Oracle7, Microsoft SQL Server, IBM DB2, and Sybase. Messaging adapters are available for SAP's ALE, IBM's MQSeries, Microsoft MSMQ, TIBCO Rendezvous, BEA MessageQ and Tuxedo, and Oracle AQ. Importers are currently available for COBOL copybooks; database tables for ODBC-compliant and Oracle7, Microsoft SQL Server, IBM DB2, and Sybase databases; SAP R/3 IDocs, BAPIs, DXOB and BDC. In addition, the Company provides pre-packaged data objects for national and international standards for EDI, HL7 (for health care), and S.W.I.F.T. (for banking and financial services).

     Mercator was architected so that adapters and importers can be added without modifying the core Mercator technology. Mercator for R/3, for example, is a packaged offering which leverages the core Mercator Design Client and Integration Servers by providing adapters for communicating with SAP's ALE and BAPI/RFC architectures and importers for R/3 data definitions (IDocs, BAPIs, DXOB and BDC). The Company's other products also leverage Mercator's core technology. The underlying EDI translation support for OnCall*EDI is provided by Mercator, and Trading Partner EC incorporates Mercator as the data integration component for integrating EDI data with existing applications. In addition, the Company's customers can use Mercator to create their own applications where embedded data validation, transformation, or content-based routing is a requirement.

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

     The Company expects that a substantial majority of its research and development activities will be related to developing enhancements and extensions to its Mercator and Trading Partner product lines. Following Mercator's introduction, product development was initially driven by demand for additional mapping functionality and support for additional execution platforms. Later, development focus shifted to automating Mercator support for specific sources and destinations through an expanded set of adapters and importers, and development of additional pre-packaged integration solutions for specific markets. In 1997, the Company added a graphical management tool for cross application process workflow to the core set of Mercator capabilities. In 1998, the Company extended the Mercator product by adding SAP r/3 adapters for BAPI's, DXOB,and BDC, by adding database adapters for DB2 and Sybase, and by introducing pre-built definitions for S.W.I.F.T. messages.

     The Company's products may be rendered obsolete if the Company fails to anticipate or react to change. Development of enhancements to existing products and new products depends, in part, on the timing of releases of new versions of applications systems by vendors, the introduction of new applications, systems or computing platforms, the timing of changes in platforms, the release of new standards or changes to existing standards, and changing customer requirements, among other factors. The Company may not be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. The Company does not anticipate that it will experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements. Furthermore, its product enhancements or new products may not adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the introduction of product enhancements and new products and may experience such delays in the future. Furthermore, as the number of applications, systems and platforms supported by the Company's products increases, the Company could experience difficulties in developing on a timely basis product enhancements which address the increased number of new versions of applications, systems or platforms served by its existing products. Failure of the Company, for any reason, to develop and introduce product enhancements or new products in a timely and cost-effective manner or to anticipate and respond adequately to changing market conditions could cause customers to delay or decide against purchases of the Company's products.

     As of December 31, 1998, there were 57 employees in the Company's research and development organization, more than half of which were dedicated to Mercator. The Company's product development expenditures for 1996, 1997 and 1998 were $3.5 million, $4.5 million, and $5.7 million, respectively. The Company expects that it will continue to commit significant resources to product development in the future. To date, all product development expenses were expensed as incurred.

     The market for the Company's products and services is characterized by extremely rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. The Company's future success will depend in part upon its ability to anticipate changes, enhance its current products and develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of its customers.

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

Competition

     The market for the Company's products and services is extremely competitive and subject to rapid change. Because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies. The Company believes that the competitive factors affecting the market for the Company's products and services include product functionality and features; quality of professional services offerings; product quality, performance and price; ease of product implementation; quality of customer support services; customer training and documentation; and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. Although the Company believes that its products and services currently compete favorably with respect to factors, the Company may not be able to maintain its competitive position against current and potential competitors.

     In the enterprise application integration market, the Company's Mercator products and related services compete primarily against solutions developed internally by individual businesses to meet their specific business application integration requirements. As a result, the Company must educate prospective customers as to the advantages of the Company's products and services as opposed to internally-developed solutions, and be able to adequately educate potential customers to the benefits provided by the Company's products and services.

     In the EDI market, the Company's Trading Partner products compete with products offered by companies offering proprietary VAN services as part of their EDI solution, and the Company's PC-based Trading Partner products also compete with PC-based products offered by a number of other EDI software vendors.

     Some  of the  Company's  current  and  potential  competitors  have  longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than the Company. The Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company, adapt more quickly than the Company to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and sale of their products. Accordingly, the company may not be able to compete effectively in its markets and competition could intensify or future competition could have a material adverse effect on the Company's business.

     The Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. The Company's competitors may engage in pricing practices that reduce the average selling prices of the Company's products and related services. To offset declining average selling prices, the Company believes that it must successfully introduce and sell enhancements to existing products and new products on a timely basis and develop enhancements to existing products and new products that incorporate features that can be sold at higher average selling prices. To the extent that enhancements to existing products and new products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher average selling prices, the Company's gross margins may decline.

Proprietary Technology

     The Company's success depends upon its proprietary software technology. The Company does not currently have any patents and relies principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its technology. The Company also believes that factors such as the technological and creative skills of its personnel, product enhancements and new product developments are essential to establishing and maintaining a technology leadership position. The Company enters into confidentiality and/or license agreements with its employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. The steps taken by the Company may not be sufficient to prevent misappropriation of its technology, and such protections do not preclude competitors from developing products with functionality or features similar to the Company's products. Furthermore, it is possible that third parties will independently develop competing technologies that are substantially equivalent or superior to the Company's technologies. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries which could pose additional risks of infringement as TSI Software expands internationally. Any failure by or inability of the Company to protect its proprietary technology could have a material adverse effect on the Company's business.

     Although the Company does not believe its products infringe the proprietary rights of any third parties, infringement claims could be asserted against the Company or its customers in the future. Furthermore, as described under "Legal Proceedings" the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights, or for purposes of establishing the validity of the Company's proprietary rights. Litigation, either as plaintiff or defendant, would cause the Company to incur substantial costs and divert management resources from productive tasks whether or not such litigation is resolved in the Company's favor, which could have a material adverse effect on the Company's business. Parties making claims against the Company could secure substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to license its products in the United States or abroad. Such a judgment could have a material adverse effect on the Company's business. If it appears necessary or desirable, the Company may seek licenses to intellectual property that it is allegedly infringing. Licenses may not be obtainable on commercially reasonable terms, if at all. The terms of any offered licensed also may not be acceptable to the Company. The failure to obtain the necessary licenses or other rights could have a material adverse effect on the Company's business. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time-consuming and expensive to defend and could adversely affect the Company's business. The Company is not aware of any currently pending claims that the Company's products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties.

Employees

     As of December 31, 1998, the Company had 298 full-time employees, including 57 in research and development, 107 in professional services and customer support, 99 in sales and marketing and 35 in finance and administration. The Company's employees are not represented by any union. TSI Software believes that its relations with employees are good.

     The Company's future success depends in large part on the continued service of its key technical, professional services and sales personnel, as well as senior management. The loss of the services of any of one or more of the Company's key employees could have a material adverse effect on the Company's business. All employees are employed at-will and the Company has no fixed-term employment agreements with its employees. The Company's future success also depends on its ability to attract, train and retain highly qualified sales, technical, professional services and managerial personnel, particularly sales, professional services and technical personnel with expertise in the SAP R/3 system. An increase in the Company's sales staff is required to expand both the Company's direct and indirect sales activities and to achieve revenue growth. Competition for these personnel is intense, particularly for personnel with expertise in the ERP market. The Company has at times experienced and continues to experience difficulty in recruiting qualified technical and sales personnel, and anticipates such difficulties in the future. The Company has in the past experienced and in the future expects to continue to experience a time lag between the date technical, professional services and sales personnel are hired and the date such personnel become fully productive. If the Company is unable to hire and train on a timely basis and subsequently retain such personnel in the future, this could have an adverse affect on the Company's business.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in Wilton, Connecticut, and consist of approximately 25,000 square feet under a lease expiring in 2001. The Company also leases approximately 12,000 square feet of office space in Bannockburn, Illinois, which is used primarily for its telesales operations; approximately 13,000 square feet of office space in Boca Raton, Florida, which is used primarily for research and development activities; approximately 4,500 square feet of office space in the United Kingdom; and small offices in Paris, France, and Landover, Maryland. During 1998, in connection with the purchase of SCP, TSI assumed an additional lease of 3,500 square feet of office space in Media, Pennsylvania to house employees in its professional services organization.

ITEM 3. LEGAL PROCEEDINGS

     In December 1997 the Company filed a complaint in the United States District Court for the district of Connecticut (Case No. 397CV02628) against Transition Systems Inc. for trademark infringement and unfair competition and trade practices, including using the trademark "TSI". Transition Systems Inc. is a software company in the healthcare industry and is located in Massachusetts. The Company is seeking to enjoin Transition Systems Inc. from using any of the Company's trademarks and to pay the Company all profits derived from using the Company's trademarks and to pay additional damages sustained by the Company. The Company has offered to settle this claim for $100,000. There has not been an answer to this claim, but the company believes it will be settled in 1999 for an amount paid to TSI Software not to exceed $100,000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed for trading on the Nasdaq National Market (Symbol: TSFW). The Company's Common Stock began trading on the Nasdaq National Market on July 2, 1997. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth for the fiscal periods indicated the high and low reported sale prices for the Company's Common Stock as reported by the Nasdaq National Market.

                                                           Reported
                                                          Sale Price
                                                  --------------------------
                                                    High              Low
                                                  --------          --------
     1997
     First Quarter ....................                --                --
     Second Quarter ...................                --                --
     Third Quarter* ...................            15.125              9.00
     Fourth Quarter ...................             14.75             9.125
     1998
     First Quarter ....................            18.625              9.50
     Second Quarter ...................             24.75              17.5
     Third Quarter ....................             36.25            21.125
     Fourth Quarter ...................             51.00             17.00
     1999
     First Quarter ....................             60.50             41.00

*    From July 2, 1997

**   From February 23, 1999

     The closing price for the Common Stock on the Nasdaq National Market on February 23, 1999 was $49.75.

     There were approximately 3,400 holders of record of the Common Stock as of February 23, 1999, although the Company believes that there is a larger number of beneficial owners of its Common Stock.

     The Company has never paid cash dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations.

Recent Sales of Unregistered Securities

     On November 13, 1998, the Company agreed to acquire substantially all of the assets of and assume certain liabilities of Software Consulting Partners, a Delaware Corporation ("SCP"). The 33,922 shares of the Company's common stock issued to SCP under the Asset Transfer Agreement (the "Asset Agreement") dated November 13, 1998 by and among the Company, SCP and a stockholder of SCP (50% of such shares are being held in escrow pursuant to the terms of the Asset Agreement) were issued in reliance on the exemptions for non-public offerings provided by Rule 506 and section 4(2) of the Securities Act of 1933, as amended ("The Act") and thus have not been registered. These shares constitute "restricted securities" under rule 144(d) regulated by the Securities and Exchange Commission ("SEC") under the Securities Act. The provisions of rule 144 permits only limited resale of "restricted securities," including that such securities must generally be held for at least one year from the date of their acquisition and may then be sold only if certain other requirements are met.


Use of Initial Public Offering Proceeds

     The Form S-1 Registration Statement (SEC File No. 333-27293) related to the Company's initial public offering of Common Stock, $0.01 par value per share, was declared effective by the SEC on July 1, 1997. A total of 4,600,000 shares (including shares issuable upon exercise of the Underwriters' over-allotment option) of the Company's Common Stock was registered with the SEC with an aggregate registered offering price of $41,400,000, which consisted of 3,000,000 shares registered on behalf of the Company (with an aggregate registered offering price of $27,000,000) and 1,000,000 shares registered on behalf of certain stockholders of the Company (with an aggregate registered offering price of $9,000,000). The offering commenced on July 2, 1997 and all of the shares of Common Stock offered by the Company and certain stockholders of the Company, respectively, were sold for the aggregate registered offering price through a syndicate of underwriters managed by Robertson, Stephens & Company, SoundView Financial Group, Inc. and Wessels, Arnold & Henderson. The offering terminated on July 2, 1997, immediately after all of the Common Stock was sold.

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

     On July 23, 1997, the underwriters exercised the over-allotment option to purchase an additional 600,000 shares registered from certain selling stockholders. Proceeds to the selling stockholders were an additional $5,022,000, and an underwriting discount of $378,000 was paid to the underwriters with respect to these shares.

     Through December 31, 1998 the net offering proceeds to the Company have been utilized as follows:

                                                           Direct or indirect payments to
                                                            directors, officers, general
                                                             partners of the Company or
                                                             their associates; to persons
                                                            owning ten percent or more of
                                                           any class of equity securities       Direct or
                                                               of the Company; and to       indirect payments
           Use                                                affiliates of the Company         to others
           ---                                                -------------------------     -----------------
Construction of plant, building and facilities                           --                              0
Purchase and installation of machinery and equipment                     --                    $ 2,190,100
Purchase of real estate                                                  --                              0
Acquisition of other business(es)                                        --                      4,653,000
Repayment of indebtedness                                                --                      2,790,100
Debt/Capital Leases                                                      --                         54,100
Working capital                                                          --                              0
Temporary investment-Purchase Marketable
  Securities and Cash Equivalents                                          --                   14,585,000
Other purposes (specify)                                                 --                             --
                                                                                               -----------
TOTAL NET PROCEEDS                                                                             $24,272,300
                                                                                               ===========

Second Public Offering

     On June 5, 1998, the company filed a Registration Statement with the Securities and Exchange Commission for a public offering of 3,511,000 shares of its Common Stock. Of the 3,511,000 shares being offered, 1,200,000 were offered by the Company and 2,311,000 were offered by selling stockholders. Selling Stockholders shares included 382,281 shares subject to warrant which were sold to the underwriters who then exercised the warrant and resold the shares of common stock.

     On July 5, 1998, the underwriters exercised their 30-day option to purchase an additional 526,650 shares of the company's stock of which were purchased from the Company and 300,000 of which were purchased from certain selling stockholders.

     The Company intends to use the approximately $26.5 million of net proceeds of this offering primarily for working capital and general corporate purposes. The Company did not receive any proceeds from the sale of the shares by selling stockholders, but did receive an additional $764,562 upon the exercise of the warrant by the Underwriters.

ITEM 6. SELECTED FINANCIAL DATA

Statements of Operations Data:
(In thousands, except per share data)

                                                                                   Year Ended December 31,
                                                        ----------------------------------------------------------------------------
                                                          1994             1995             1996             1997             1998
                                                        --------         --------         --------         --------         --------
Revenues:
Software licensing .............................        $  6,275         $  7,553         $  9,310         $ 14,603         $ 29,105
Service, maintenance and other .................           7,659            8,508            9,694           12,067           16,211
                                                        --------         --------         --------         --------         --------
     Total revenues ............................          13,934           16,061           19,004           26,670           45,316
                                                        --------         --------         --------         --------         --------
Cost of revenues:
Software licensing .............................           1,035              725              495              778            1,482
Service, maintenance and other .................           2,522            2,200            2,006            2,490            5,407
                                                        --------         --------         --------         --------         --------
     Total cost of revenues ....................           3,557            2,925            2,501            3,268            6,889
                                                        --------         --------         --------         --------         --------
Gross profit ...................................          10,377           13,136           16,503           23,402           38,427
                                                        --------         --------         --------         --------         --------
Operating Expenses:
Product development ............................           2,231            3,068            3,452            4,462            5,699
Selling and marketing ..........................           6,124            7,160            8,715           13,095           22,033
General and administrative .....................           1,927            2,001            2,922            3,792            6,232
                                                        --------         --------         --------         --------         --------
     Total operating expenses ..................          10,282           12,229           15,089           21,349           33,964
                                                        --------         --------         --------         --------         --------
Operating income ...............................              95              907            1,414            2,053            4,463
Other income (expense), net ....................            (199)             (49)            (150)             503            2,015
                                                        --------         --------         --------         --------         --------
Income before taxes ............................            (104)             858            1,264            2,556            6,478
Income tax (expense) benefit ...................              (9)             (35)             (36)             (76)             679
                                                        --------         --------         --------         --------         --------
Net income (loss) ..............................        $   (113)        $    823         $  1,228         $  2,480         $  7,157
                                                        ========         ========         ========         ========         ========
Net income (loss) per share
--Basic ........................................        $   (.04)        $   0.29         $   0.43         $   0.42         $   0.71
--Diluted ......................................        $   (.02)        $   0.15         $   0.21         $   0.29         $   0.60
Weighted average number of common
  and common equivalent shares
  outstanding
--Basic ........................................           2,815            2,846            2,887            5,917           10,150
--Diluted ......................................           5,425            5,455            5,811            8,567           11,908


                                                                                     December 31,
                                                        ----------------------------------------------------------------------
                                                          1994           1995            1996            1997           1998
                                                        -------         -------         -------         -------        -------
                                                                                      (In thousands)
Balance Sheet Data:
Cash and marketable securities .................        $   450         $   143         $    41         $21,403        $47,945
Working capital ................................         (2,630)         (2,128)         (1,220)         23,371         53,742
Total assets ...................................          6,387           6,237           7,521          32,942         78,187
Total stockholders' equity (deficit) ...........         (4,393)         (3,570)         (2,294)         25,416         61,899

----------
(1) For an explanation of the determination of the number of shares used in computing per share amounts, see note 7 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company was incorporated in Connecticut in 1985 and reincorporated in Delaware in September 1993. Historically, the Company has derived a majority of its revenues from products other than Mercator, primarily its Trading Partner family of products and its KEY/MASTER product. However, revenue related to Mercator has grown significantly in each of the last three years and has increased as a percentage of total revenues. The Company believes that future growth in revenues, if any, will be mainly attributable to its Mercator product line. The Company believes it cannot accurately predict the amount of revenues that will be attributable to this product line or the life of such products. To the extent the Company's Mercator products do not maintain continued market acceptance, the Company's business, will be adversely affected.

     The Company's revenues are derived principally from two sources: (i) license fees for the use of the Company's software products and (ii) service fees for maintenance, consulting services and training related to the Company's software products. The Company generally recognizes revenue from software license fees upon shipment, unless the Company has significant post-delivery obligations, in which case revenues are recognized when these obligations are satisfied. The Company's KEY/MASTER product is licensed under term-use contracts rather than for a one-time license fee, and the Company recognizes revenue from these arrangements on a present-value basis at the inception of the contract. The Company does not actively market new term-use contracts for KEY/MASTER but continues to receive maintenance revenues. As a result, maintenance revenue accounts for a larger proportion of KEY/MASTER revenue than license revenues and increases the percentage of the Company's total revenues represented by services, maintenance and other revenues. The Company intends to continue to increase the scope of its service offerings insofar as it supports the sale of license revenues from sales of its products. The Company believes that software licensing will continue to account for a larger portion of its revenues than service, maintenance and other revenues.

     Mercator can be used by Information Technology (IT) professionals as well as Value Added Resellers (VARs), Independent Software Vendors (ISVs), Software Integrators (SIs) or other third parties who resell, embed or otherwise bundle Mercator with their products. To date, license fee revenues have been derived principally from direct sales of software products through the Company's direct sales force. Although the Company believes that direct sales will continue to account for a significant portion of software licensing revenues, the Company intends to increase its use of distributors and resellers. Furthermore, the Company's planned expansion of its sales organization is expected to cause sales and marketing expenses to increase.

     The Company markets its products in North America primarily through its direct sales and telesales organizations. Throughout the rest of the world, the Company markets its products through distributors, resellers and direct sales. International revenue accounted for 9.4% and 11.8% of total revenues for 1997 and 1998, respectively. The Company maintains an international sales and support office in the United Kingdom. The Company intends to increase its international direct sales force by establishing an office in Germany and focusing on additional international distributor and reseller relationships.

     The size of the Company's orders can range from a few thousand dollars to over $150,000 per order. The loss or delay of large individual orders, therefore, can have a significant impact on the revenues and other quarterly results of the Company. In addition, the Company has generally recognized a substantial portion of its quarterly software licensing revenues in the last month of each quarter, and as a result, revenue for any particular quarter may be difficult to predict in advance. Because the Company's operating expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by, increased revenue, the Company's operating results would be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     On November 13, 1998, TSI Software agreed to acquire substantially all of the assets and assume certain liabilities of Software Consulting Partners, or SCP. SCP is a professional services organization which provides installation, maintenance and user support consulting services to enterprises utilizing SAP software. The transaction was recorded for accounting purposes as a purchase and was structured to be a "tax-free" reorganization for federal income tax purposes.

     In connection with the transaction, TSI Software issued SCP 33,922 shares of its Common Stock, with 50% of these shares subject to an escrow to secure certain indemnification obligations of SCP and a stockholder of SCP. In addition, the Company may issue a maximum of an additional 33,921 shares of its Common Stock (Earnout Shares) within ten days following the date on which TSI Software announces its balance sheet and results of operations for fiscal year 1999. The number of Earnout Shares to be issued will be based upon professional fee revenues generated and the number of employees who are continuously employed that are related to the SCP business.

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant, and therefore, the Company has not capitalized any software development costs.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from the Company's Statements of Operations.


                                                    Years Ended December 31,
                                                 ------------------------------
                                                  1996        1997        1998
                                                 ------      ------      ------
Revenues:
     Software licensing .....................      49.0%       54.7%       64.2%
     Service, maintenance and other .........      51.0        45.3        35.8
                                                 ------      ------      ------
          Total revenues ....................     100.0       100.0       100.0
                                                 ------      ------      ------
Cost of revenues:
     Software licensing .....................       2.6         2.9         3.3
     Service, maintenance and other .........      10.6         9.3        11.9
                                                 ------      ------      ------
          Total cost of revenues ............      13.2        12.2        15.2
                                                 ------      ------      ------
Gross profit ................................      86.8        87.8        84.8
                                                 ------      ------      ------
Operating expenses:
     Product development ....................      18.2        16.7        12.6
     Selling and marketing ..................      45.9        49.1        48.6
     General and administrative .............      15.3        14.2        13.8
                                                 ------      ------      ------
          Total operating expenses ..........      79.4        80.0        75.0
                                                 ------      ------      ------
     Operating income (loss) ................       7.4         7.8         9.8
     Other income (expense), net ............      (0.7)        1.8         4.5
                                                 ------      ------      ------
     Income (loss) before taxes .............       6.7%        9.6%       14.3%
     Income taxes (expense), benefit ........       (.2)        (.3)        1.5
                                                 ------      ------      ------
     Net income .............................       6.5         9.3        15.8
                                                 ------      ------      ------
Gross profit:
     Software licensing .....................      94.7%       94.8%       94.9%
     Service, maintenance and other .........      79.3        81.3        66.6

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

Revenues

     Total Revenues. Total revenues increased 70% from $26.7 million in 1997 to $45.3 million in 1998.

     Software Licensing. Software licensing revenues increased 99% from $14.6 million in 1997 to $29.1 million in 1998. This increase was primarily due to a 154% increase in Mercator license revenues to $23.8 million in 1998, partially offset by a decrease in licenses of the Company's mainframe-based Trading Partner and KEY/MASTER products.

     Service, Maintenance and Other. Service, maintenance and other revenues increased 34% from $12.1 million in 1997 to $16.2 million in 1998. The increase was primarily due to a 70% increase in professional services revenues to $6.4 million in 1998, particularly professional services associated with Mercator. To a lesser extent, this increase was also due to an increase in Mercator maintenance revenue, offset by a slight decrease in maintenance revenue related to the Company's mainframe-based Trading Partner and KEY/MASTER products. Maintenance revenues attributable to KEY/MASTER were $4.2 million and $3.8 million for 1997 and 1998, respectively.

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

     Cost of Software Licensing. Cost of software licensing revenues increased 90% from $778,000 in 1997 to $1,481,000 in 1998. This increase was due to an increase in product sales of Mercator. Software licensing gross margin remained constant at 95% in 1997 and 1998.

     Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 116% from $2.5 million in 1997 to $5.4 million in 1998. The increase was primarily due to an increase in the number of support personnel related to the Company's Mercator product, and the purchase of Software Consulting Partners. Service, maintenance and other gross margin decreased from 80% in 1997 to 67% in 1998 due to the larger amount of professional services business which has lower margin due to high labor costs.

Operating Expenses

     Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products. These expenses consist primarily of salaries, recruiting and other personnel-related expenses, depreciation of development equipment, supplies, travel and allocated facilities and communications costs.

     Product development expenses increased 27% from $4.5 million in 1997 to $5.7 million in 1998. This increase was primarily due to increased headcount associated with the development of new Mercator-based products. Product development expenses represented 17% and 13% of total revenues for 1997 and 1998, respectively.

     The Company believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development. The Company expects that the dollar amount of research and development expenses will increase through at least the remainder of 1999. To date, all research and development expenditures have been expensed as incurred.

     Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product descriptive literature, and allocated facilities and communications costs.

     Selling and marketing expenses increased 68% from $13.1 million in 1997 to $22.0 million in 1998. This increase was primarily due to the increased number of sales and marketing personnel required to address Mercator marketing opportunities and increased spending on Mercator-related marketing programs. Selling and marketing expenses remained constant at 49% of total revenues for 1997 and 1998, respectively.

     The Company expects to continue hiring additional sales and marketing personnel and to increase promotional expenses through at least the remainder of 1999 to address Mercator marketing opportunities and anticipates that sales and marketing expenses will increase in absolute dollar amount.

     General and Administrative. General and administrative expenses consist primarily of salaries, recruiting, and other personnel-related expenses for the Company's administrative, executive, and finance personnel as well as outside legal and audit costs.

     General and administrative expenses increased from $3.8 million in 1997 to $6.2 million in 1998. The increase was primarily due to increased personnel and management information system support, increased depreciation expenses for computer equipment and system upgrades, and the amortization of intangible assets of $303,000 related to the purchase of SCP. General and administrative expenses represented 14% of total revenues for both 1997 and 1998.

     The  Company   believes   that  the  dollar   amount  of  its  general  and
administrative expenses will continue to increase as the Company expands its administrative staff and incurs additional costs.

Other Income (Expense), Net

     Interest income increased from $688,000 in 1997 to $2,025,000 in 1998 due to investment income earned on proceeds from the Company's initial public offering in July, 1997 and follow on public offering in June, 1998. Borrowing expenses decreased from $185,800 in 1997 to $10,900 in 1998 due to the repayment of the Company's bank debt with the proceeds of its initial public offering.

Taxes

     At December 31, 1998, the Company had remaining federal net operating loss carryforwards of $1.9 million. The Company has concluded that it is more likely than not that all of its federal net operating loss carryforwards will be utilized; accordingly, the company reversed its valuation allowance for deferred income taxes which resulted in the recording of a net tax benefit for the year ending December 31, 1998. Due to utilization of net operating loss carryforwards, the provision for income taxes in 1997 was insignificant.

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

Revenues

     Total Revenues. Total revenues increased 40% from $19.0 million in 1996 to $26.7 million in 1997.

     Software Licensing. Software licensing revenues increased 57% from $9.3 million in 1996 to $14.6 million in 1997, primarily due to a 97% increase in Mercator license revenues partially offset by a decrease in licenses of the Company's mainframe-based Trading Partner and KEY/MASTER products.

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

     Selling and Marketing. Selling and marketing expenses increased 51% from $8.7 million in 1996 to $13.1 million in 1997. This increase was primarily due to the increased number of sales and marketing personnel required to address Mercator marketing opportunities and increased spending on Mercator-related marketing programs. Selling and marketing expenses represented 46% and 49% of total revenues for 1996 and 1997, respectively.

     General and Administrative. General and administrative expenses increased 31% from $2.9 million in 1996 to $3.8 million in 1997. The increase was primarily due to increased management and management information system staff and increased depreciation expenses for computer equipment and system upgrades. General and administrative expenses represented 15% and 14% of total revenues for 1996 and 1997, respectively.

Other Income (Expense), Net

     Interest income increased from $135,000 in 1996 to $688,000 in 1997 due to investment income earned on proceeds from the Company's initial public offering. Borrowing expenses decreased from $286,000 in 1996 to $185,800 in 1997 due to the repayment of the Company's bank debt with the proceeds from its initial public offering.

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

Liquidity and Capital Resources

     At December 31, 1998 the Company had net working capital of $53.7 million, which includes cash and marketable securities of $47.9 million. Working capital at December 31, 1997 was $23.4 million, including cash and marketable securities of $21.4 million. In 1998, cash provided by operations was $5.7 million compared to cash used of ($195,500) in 1997.

     Net accounts receivable were $18.0 million at December 31, 1998 compared to $7.9 million at December 31, 1997. The number of days of average revenues in accounts receivables was 88 at December 31, 1997 compared to 109 at December 31, 1998. The increase in accounts receivable is due to the increase in sales billed during the last month of the quarter as compared to 1997, the increase in deferred revenue and the granting of extended terms for certain customers. Capital expenditures have been, and future capital expenditures are anticipated to be, primarily for facilities, equipment and computer software to support expansion of the Company's operations. Additions to property, plant and equipment accounted for $1,802,200 and $876,200 for 1998 and 1997, respectively. As of December 31, 1998, the Company had no material commitments for capital expenditures.

     The Company believes that its current cash and cash equivalent balances, and net cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's operating requirements, the Company may seek additional debt or equity financing. The sale of additional equity or debt securities could result in dilution to the Company's stockholders. In an effort to best utilize its working capital, the Company intends to pursue the development and acquisition of additional products or businesses which support the current business needs. Although the Company is continually considering and evaluating opportunities for future growth, the Company has no agreements or understandings with respect to any material acquisitions.

Year 2000 Readiness Disclosure

     Awareness; The company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems may have been developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures, generation of erroneous data or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such Year 2000 requirements. The Year 2000 problem is pervasive and complex. Significant uncertainty exists in the software industry concerning the potential impact of Year 2000 problems. The Company is assessing the potential overall impact of the impending century change on the Company's business, financial condition and results of operations.

     State of Readiness; based on the Company's assessment to date, the Company believes the current versions of its software products and services are "Year 2000 compliant" -- that is, they are capable of adequately distinguishing twenty-first century dates from twentieth century dates. New products are being designed to be Year 2000 compliant. Although the Company's products have undergone, or will undergo, the Company's normal quality testing procedures, there can, however, be no assurance that the Company's products will contain all necessary date code changes. Furthermore, use of the Company's products in connection with other products which are not Year 2000 compliant, including non-compliant hardware, software and firmware may result in the inaccurate exchange of dates and result in performance problems or system failure. In addition, OEM derivative versions of older products may not be Year 2000 compliant. Any failure of the Company's products to perform, including system malfunctions associated with the onset of year 2000, could result in claims against the Company. However, success of the Company's Year 2000 compliance efforts may depend on the success of its customers in dealing with the Year 2000 issue. We have issued disclosure statements to all our existing customers and have posted these statements on our website.

     Although the Company has not been a party to any litigation or arbitration proceeding to date that involves Year 2000 compliance issues with its products or services, it could be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any liability of the Company for Year 2000-related damages, excluding consequential damages, could have a material adverse effect on the Company's business.

     In addition, the Company believes that purchasing patterns of customers and potential customers of the Company may be affected by Year 2000 compliance issues as organizations expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funding available to such entities for other information technology purchases, such as those products and services offered by the Company. Furthermore, customers and potential customers may defer information technology purchases generally until early in the next millennium to avoid Year 2000 compliance problems. Any such deferral of purchases by the Company's customers or potential customers could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's business depends on numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: hardware and software systems used by the Company to deliver products and services to its customers (including software supplied by third parties); communications networks such as the wide area network and local area networks upon which the Company depends to communicate product orders to its manufacturing and distribution operations and to develop products; the internal systems of the Company's customers and suppliers; software products sold to customers; the hardware and software systems used internally by the Company in the management of its business; and non-information technology systems and services used by the Company in the management of its business, such as power, telephone systems and building systems.

     The Company is currently in the process of evaluating its information technology infrastructure in order to identify and modify any products, services or systems that are not Year 2000 compliant. Based on its initial analysis of the systems potentially impacted by conduct business in the twenty-first century, the Company is applying a phased approach to making such systems, and accordingly, the Company's operations, ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in process include: an assessment of specific underlying computer systems, programs and hardware; renovation or replacement of Year 2000 non-compliant technology; validation and testing of critical systems certified by third-party suppliers to be Year 2000 compliant; and implementation of Year 2000 compliant systems. The table below describes the status and timing of such phased activities:

       Impacted Systems                                                                             Targeted
          Assessment                                        Status                                 Completion
          ----------                                        ------                                 ----------
Software products sold to customers
  -- Existing Products                               Software products                               Q3 1998
                                                     tested and available                          (completed)
                                                     for distribution

  -- New Products                                    ongoing

Hardware and software                                Assessment in process                           Q1 1999
  systems used to deliver
  products and services

Communication networks used                          Assessment in progress                          Q1 1999
  to carry products and
  provide services

Hardware and software                                Assessment in progress                          Q1 1999
  systems used to manage
  the Company's business

Hardware and software                                Validation, testing                             Q2 1999
  systems used to deliver                            and remediation
  products and services

Communication networks used                          Validation, testing                             Q2 1999
  To carry products and                              and remediation
  provide services

Hardware and software                                Validation, testing                             Q3 1999
  systems used to manage                             and remediation
  the Company's business

Non-information technology                           Systems upgraded or                             Q3 1999
  systems and services                               replaced as appropriate,
                                                     testing and implementation

     Extensive Year 2000 Testing will be conducted on all systems considered critical to the Company. To date, the Company has not encountered any material problems in this regard with its computer systems or any other equipment that might be subject to such problems. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. This could result in system failures or generation of erroneous information and could cause significant disruption to business activities. The Company is reviewing what further actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems. Such actions include a review of vendor contracts and formal communication with suppliers to request certification that products are Year 2000 compliant.

Cost to Address Year 2000 Issues;The total cost of these Year 2000 compliance activities has not been, and is not anticipated to be, material to the Company's business, results of operations and financial condition. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's estimates. However, there can be no assurance that the Company will timely identify and remedy all significant Year 2000 problems, that remediation efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition.

     Contingency Plan;The Company does not presently have a formal contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence, although the company has identified specific individuals to address and resolve any Year 2000 related issues.

CONVERSION TO A SINGLE EUROPEAN CURRENCY

     The company has sales in a number of foreign countries. However, as the majority of foreign sales are in the UK, conversion to a single European currency would not have a material impact on the Company's financial results.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     TSI Software depends on it's Mercator Product Line. The Company introduced its Mercator products in 1993. In recent years, a significant and increasing portion of the Company's revenue has been attributable to licenses of its Mercator products and related services, and the Company expects that revenues attributable to Mercator will represent an increasing portion of the Company's total revenue for the foreseeable future. The development and marketing of its Mercator product line has required the Company to, among other things, focus its attention and resources away from some of its traditional products, market its products to a different customer base and shift a large portion of its development efforts to the Mercator product line. Accordingly, the Company's future operating results are highly dependent on the market acceptance and growth of its Mercator product line and enhancements to this line.

     Market acceptance of the Mercator product line may not increase or remain at current levels. The Company may not be able to successfully market the Mercator product line and develop extensions and enhancements to this product line on a long-term basis. In the event the Company's current or future competitors release new products that provide, or are perceived as providing, more advanced features, greater functionality, better performance, better compatibility with other systems or lower prices than the Mercator product line, demand for the Company's products and services would likely decline. See "Risks Associated with Technological Change, Product Enhancements and New Product Development" and "Competition." A decline in demand for, or market acceptance of, the Mercator product line as a result of competition, technological change or other factors would have a material adverse effect on the Company's business.

     TSI Software depends on SAP R/3 System Implementations. A substantial portion of the Company's sales of its Mercator products and related services has been attributable to sales of Mercator for R/3 and related services. The Company believes that its future revenue growth, if any, will also depend in significant part upon continued sales of Mercator for R/3 and related services. The Company has devoted and must continue to devote substantial resources to identifying potential customers in the R/3 market, building strategic relationships and attracting and retaining skilled technical, sales and professional services personnel with expertise in R/3 systems. Personnel with expertise in the R/3 system are in high demand and as such are typically difficult to hire and retain. Regardless of the investments the Company makes in pursuing this new market, there can be no assurance that the Company will be successful in implementing a sales and marketing strategy appropriate for this market or in attracting and retaining the necessary skilled personnel.

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

     The Company may, in the future, seek to develop and market enhancements to existing products or new products which are targeted for applications, systems or platforms which the Company believes will achieve commercial acceptance. These efforts could require the Company to devote significant development and sales and marketing personnel as well as other resources to such efforts which would otherwise be available for other purposes. The Company may not be able to successfully identify such applications, systems or platforms. Also these applications, systems or platforms will achieve commercial acceptance or Company may not realize a sufficient return on its investment.

     In addition, the introduction or announcement by the Company, or by one or more of its current or future competitors, of products embodying new technologies or features could render the Company's existing products obsolete or unmarketable

     Dependence upon Development of Distribution Channels. An integral part of the Company's strategy is to expand both its direct sales force and its indirect sales channels such as Value-Added Resellers (or VARs), Independent Software Vendors (or ISVs), Systems Integrators (or SIs) and distributors. Although VARs, ISVs, SIs and distributors have not accounted for a substantial percentage of the Company's total revenues historically, the Company is increasing resources dedicated to developing and expanding its indirect distribution channels. TSI Software may not be successful in expanding the number of indirect distribution channels for its products. Furthermore, any new VARs, ISVs, SIs or distributors may offer competing products, or have no minimum purchase requirements of the Company's products. These third parties may also not provide adequate levels of services and technical support. The inability of the Company to enter into additional indirect distribution arrangements, the failure of these third parties to perform under agreements with the Company and to penetrate their markets, or the inability of the Company to retain and manage VARs, ISVs, SIs and distributors with the technical and industry expertise required to market the Company's products successfully could have a material adverse effect on the Company's business. The Company's planned efforts to expand its use of VARs, ISVs, SIs and distributors may not be successful. To the extent that the Company is successful in increasing its sales through indirect sales channels, it expects that those sales will be at lower per-unit prices than sales through direct channels. Therefore revenue to the Company for each such sale will be less than if the Company had licensed the same product to the customer directly.

     Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered.

     The Company's strategy of marketing its products directly to end-users and indirectly through VARs, ISVs, SIs and distributors may also result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels to avoid potential conflicts, channel conflicts could materially and adversely affect its relationships with existing VARs, ISVs, SIs or distributors or adversely affect its ability to attract new VARs, ISVs, SIs and distributors.

     Management of Growth. The growth of the Company's business has placed, and is expected to continue to place, a strain on the Company's administrative, financial, sales and operational resources and increased demands on its systems and controls. In particular, the Company noted an increase in days sales outstanding from December 31, 1997 to December 31, 1998 from approximately 88 days to approximately 109 days, and an increase in total accounts receivable from $7.9 million to $18.0 million. Accounts Receivable DSOs were higher at December 31, 1998 versus December 31, 1997 due to an increase of maintenance billings, an increase in deferred revenue where amounts have been billed and revenue will be recognized in future periods, and a higher proportion of new sales billed during the last month of the Company's fourth quarter of 1998 as compared to the fourth quarter of 1997.

     The Company has implemented or is in the process of implementing and will be required to implement in the future a variety of new and upgraded operational and financial systems, procedures and controls and to hire additional administrative personnel. TSI Software may not be able to complete the implementation of these systems, procedures and controls or hire such personnel in a timely manner. The failure of the Company or its management to respond to, and manage, its growth and changing business conditions, or to adapt its operational, management and financial control systems to accommodate its growth could have a material adverse effect on the Company's business. To promote growth in the Company's sales and operations, the Company will also continue to expand its sales and marketing organizations, expand and develop its distribution channels, fund increasing levels of product development and increase the size of its training, professional services and customer support organization to accommodate expanded operations. The Company may not be successful in these endeavors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     TSI is exposed to market risk primarily through its investments in marketable securities. TSI's investment policy calls for investment in short term, low risk instruments. As of December 31, 1998, investments in marketable securities was $32.8 million. Due to the nature of these investments, any decrease in rates would not have material impact on the Company's financial statements.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Information regarding the Company's directors as required by this item will be included in the Company's proxy statement, to be delivered to stockholders in connection with the Company's annual meeting of stockholders to be held in March 1999. Such information is incorporated herein by reference.

     The following sets forth certain information with respect to the Company's executive officers:

Executive Officers

                   Name                         Age                 Position with the Company
                   ----                         ---                 -------------------------
Constance F. Galley .................           57      President and Chief Executive Officer and Director

Eric A. Amster ......................           44      Vice President, Sales

Patricia T. Boggs ...................           47      Vice President, Professional Services

Robert Bouton .......................           58      Vice President, Marketing

Albert Denz .........................           48      Vice President, Managing Director EUMA and AP

Ira A. Gerard .......................           51      Vice  President,  Finance  and Administration,
                                                        Chief Financial Officer and Secretary

James Monks .........................           43      Vice President, International Operations

Ulrich K. Neubert ...................           47      Vice President, Consulting

R. Anthony Percy ....................           52      Vice President, Strategic Planning

David Raye ..........................           37      Vice President, Operations

Edward J. Watson ....................           61      Executive Vice President, Business Development

Saydean Zeldin ......................           58      Vice President, Research and Development

     Constance F. Galley has been President, Chief Executive Officer and a director of the Company since 1985, when the Company commenced operating as an independent entity. Prior to 1985, Ms. Galley directed the Company's Marketing and Development Operations when the Company was part of the Dun & Bradstreet Corporation. Ms. Galley is a member of the Board of Directors of the software division of ITAA and IVANS, and is the former chairperson of SACIA, the Business Council of Southwestern Connecticut. Ms. Galley holds a Bachelor of Arts degree in Chemistry from Duke University.

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

     Albert Denz, Managing Director and Vice President International Operations joined TSI Software in January, 1999 from SAP AG where he served as vice president, corporate marketing beginning in 1996. Prior to SAP, Denz had a 19-year career at IBM where he served in various executive sales positions and as IBM's international director of SAP operations. Denz graduated from the University of Teubingen in Saarbruecken, Germany, with a degree in economics.

     Ira A. Gerard has been Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary since joining the Company in October 1995. From March 1994 to October 1995, Mr. Gerard served as Vice President and Chief Financial Officer of Adage Systems International, Inc., an ERP software company. From July 1993 to March 1994, Mr. Gerard was an independent consultant. From December 1989 until July 1993, Mr. Gerard was employed by Gestetner PLC, a photocopier and photographic equipment company, where he served most recently as Vice President, Finance and Operations. Mr. Gerard holds a Bachelor of Arts degree in Economics from Union College and a Master of Business Administration from Harvard University.

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

     Ulrich K. Neubert,  Vice  President,  Consulting,  joined TSI Software with
TSI's acquisition of Software Consulting Partners in November, 1998. Prior to joining TSI, Neubert was president of Software Consulting Partners, an SAP implementation firm he founded in 1994. Prior thereto, Neubert spent 8 years at SAP AG, where he last served as a consulting manager. Neubert graduated from the University of Saarbruecken in Germany, with a degree in informatics.

     R. Anthony Percy, Vice President, Strategic Planning, joined TSI Software in January, 1999 after more than ten years with Gartner Group, where he was Vice President, Director of Research and a research fellow. Percy is a graduate of Christ Church, Oxford.

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

     Appointment to Board of Directors. On August 27, 1998 James P. Schadt, Chairman, Dailey & Partners and retired chairman and CEO, Readers Digest Association, Inc. was appointed to TSI Software's Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Agreements

     Information required by this item will be included in the Company's proxy statement, to be delivered to stockholders in connection with the Company's annual meeting of stockholders to be held in March, 1999. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIALOWNERS AND MANAGEMENT

     Information required by this item will be included in the Company's proxy statement, to be delivered to stockholders in connection with the Company's annual meeting of stockholders to be held in March 26, 1999. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be included in the Company's proxy statement, to be delivered to stockholders in connection with the Company's annual meeting of stockholders to be held in March, 1999. Such information is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits

          1.   Financial Statements

     The consolidated financial statements of the Company filed as part of the Annual Report on Form 10-K are listed in Item 8 of this Annual Report on Form 10-K.

          2.   Financial Statement Schedules

     The financial  statement schedules required by Regulation S-X are listed in
Item 14(d) of this Annual Report on Form 10-K.

          3.   Exhibits.

     The Exhibits filed as a part of this Annual Report are listed in Item 14(c) of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K.

     The Company filed a report on Form 8-K on November 30, 1998 with respect to the Company's acquisition of substantially all of the assets of and assumption of certain liabilities of Software Consulting Partners.

     (c) Exhibits.

     The Exhibits required by Regulation S-K are set forth in the following list and filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-K as so indicated in such list.

     Exhibit
      Number                            Exhibit Title
      ------                            -------------

        2.01 Asset Transfer Agreement dated as of November 13, 1998 by and among the Company, Software Consulting Partners ("SCP") and a stockholder of SCP/(1)/

        3.01      Amended and Restated Certificate of Incorporation/(2)/

        3.02      Registrant's Amended and Restated Bylaws/(3)/

        3.03 Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of the Company/(4)/

        4.01      Form  of  Specimen   Certificate   for   Registrant's   Common
                  Stock/(2)/

        4.02      Stockholders   Agreement   dated  as  of  June  1,  1989,   as
                  amended/(2)/

        4.03 1989 Stock Purchase Agreement dated as of June 1, 1989, as amended/(2)/

        10.01     *Registrant's    1993   Stock    Option   Plan   and   related
                  documents/(2)/

        10.02     *Registrant's 1997 Equity Incentive Plan/(2)/

        10.03     *Registrant's 1997 Directors Stock Option Plan/(2)/

        10.04     *Registrant's 1997 Employee Stock Purchase Plan/(2)/

        10.05     *Registrant's Profit Participation Plan/(2)/

        10.06     Form  of  Indemnification  Agreement  to be  entered  into  by
                  Registrant   with  each  of  its   directors   and   executive
                  officers/(2)/

        10.07 Lease Agreement dated as of January 2, 1990 between Registrant and Robert D. Scinto, as amended/(2)/

        10.08 Office Building Lease dated as of February 4, 1994 between Registrant and American National Bank and Trust Company of Chicago, not individually but solely as Trustee under Trust No. 42978, as amended/(2)/

        10.09 Lease Agreement dated as of July 1, 1996 between Registrant and Boca Corners, L.P., Ltd., as amended/(2)/

        10.10 Credit Agreement dated as of July 31, 1994 between Registrant and The Bank of New York, as amended/(2)/

     Exhibit
      Number                            Exhibit Title
      ------                            -------------

        10.11     Security   Agreement   dated  as  of  July  31,  1994  between
                  Registrant and The Bank of New York/(2)/

        10.12 Guarantee Agreement dated as of August 22, 1994 by and between the Connecticut Development Authority and The Bank of New York, as amended/(2)/

        10.13     *Letter   Agreement,    between   Registrant   and   Constance
                  Galley/(2)/

        10.14 *Letter Agreement dated as of December 5, 1995 between Registrant and Eric Amster/(2)/

        10.15 *Letter Agreement dated as of October 5, 1995, between Registrant and Ira Gerard/(2)/

        10.16     *Letter   Agreement  dated  as  of  January  1,  1994  between
                  Registrant and Edward Watson/(2)/

        10.17 *Letter Agreement dated as of October 1, 1994, between Registrant and Saydean Zeldin/(2)/

        10.18     Series E Preferred  Stock Purchase  Agreement  dated as of May
                  15,  1997  between  the  Company  and  the  Purchasers   named
                  therein/(2)/

        11.01     Statement of Earnings Per Share

        23.01     Independent Auditors' Report on Schedules

        24.01     Power of Attorney (see signature page)

        27.01     Financial Data Schedule

----------

*    Indicates a management contract or compensatory plan or arrangement.

(1) Previously filed as an exhibit to the Company's current Report on Form 8-K filed on November 30, 1998 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-27293) and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A (File No. 000-22667) filed on September 4, 1998 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Report on Form 8-K filed on September 4, 1998 and incorporated herein by reference.

(d)  Financial Statement Schedules.

                  Schedule II Valuation and Qualifying Accounts


                         TSI International Software Ltd.
                          Financial Statement Schedule
                        Valuation and Qualifying Accounts

                                                        Charged
                                         Balance at      Costs        Charged to                     Balance at
                                          Beginning       and            Other                         End of
                 Description              of Period     Expenses     Accounts/(1)/  Deductions/(2)/    Period
                 -----------              ---------     --------     -------------  ---------------    ------
Allowance for Doubtful
  Accounts Receivable
Year ended December 31, 1996 ......        158,100        431,700         1,400        (271,300)        319,900
Year ended December 31, 1997 ......        319,900        431,600       100,000        (380,200)        471,300
Year ended December 31, 1998 ......        471,300        837,800       800,000        (211,200)      1,897,900

----------
(1) Recoveries of balances previously written off and initial reserve recorded upon acquisition of SCP accounts receivable.

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

March __, 1998

                                TSI INTERNATIONAL SOFTWARE, LTD.


                                By:
                                    ------------------------------------------
                                Constance F. Galley
                                President and Chief Executive Officer


                                By:
                                    ------------------------------------------
                                Ira A. Gerard
                                Vice President, Finance and Administration,
                                Chief Financial Officer, Treasurer and Secretary

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors
TSI International Software Ltd.

     The audits referred to in our report dated February 2, 1998 included the related financial statement schedule for the years ended December 31, 1996, 1997, and 1998, included in the registration statement. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion of this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                        KPMG PEAT MARWICK LLP


New York, New York
February 2, 1999

                         TSI INTERNATIONAL SOFTWARE LTD.



                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent Auditors' Report .............................................   F-2

Balance Sheets as of December 31, 1996 and 1997 ..........................   F-3

Statements of Income for the years ended
     December 31, 1995, 1996 and 1997 ....................................   F-4

Statements of Stockholders' Equity (Deficit) as of
     December 31, 1995, 1996 and 1997 ....................................   F-5

Statements of Cash Flows for the years ended
     December 31, 1995, 1996 and 1997 ....................................   F-6

Notes to Financial Statements ............................................   F-7

                          Independent Auditors' Report



The Board of Directors
TSI International Software Ltd.:

     We have audited the accompanying balance sheets of TSI International Software Ltd. (the "Company") as of December 31, 1997 and 1998, and the related statements of income, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TSI International Software Ltd. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.



New York, New York

February 3, 1999

                        TSI International Software, Ltd.

                                 Balance Sheets


                                                                                       December 31,
                                                                               ----------------------------
                                                                                   1997            1998
                                                                               ------------    ------------
                                     Assets
Current Assets
     Cash ..................................................................   $ 10,912,500    $ 15,132,700
     Investments in marketable securities ..................................     10,490,500      32,812,100
     Accounts receivable, less allowances of $471,300 and $1,897,900 .......      7,864,100      17,965,500
     Current portion of investment in licensing contracts receivable,
       net of unearned finance income of $60,000 and $68,100 ...............        678,100         522,000
     Prepaid expenses and other current assets .............................        745,000         729,400
     Deferred tax assets ...................................................             --       2,695,100
                                                                               ------------    ------------
     Total current assets ..................................................     30,690,200      69,856,800
Furniture, fixtures and equipment, net .....................................      1,587,300       2,699,400
Intangible assets, net .....................................................             --       5,155,400
Investment in licensing contracts receivable, net of unearned finance
     income of $38,700 and $51,100 .........................................        421,800         271,300
Other assets ...............................................................        242,400         204,400
                                                                               ------------    ------------
                                                                               $ 32,941,700    $ 78,187,300
                                                                               ============    ============

                      Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable ......................................................   $    600,200    $  1,546,700
     Accrued expenses ......................................................      2,207,900       6,479,900
     Current portion of deferred revenue ...................................      4,511,000       8,088,000
                                                                               ------------    ------------
          Total current liabilities ........................................      7,319,100      16,114,600
Other long-term liabilities ................................................         17,800          17,500
Deferred revenue, less current portion .....................................        188,400         156,400
                                                                               ------------    ------------
          Total liabilities ................................................      7,525,300      16,288,500
                                                                               ------------    ------------
Stockholders' equity:
     Convertible Preferred Stock (authorized 5,000,000 shares; no par value)             --              --
     Common stock ($.01 par value; authorized 20,000,000 shares;
       issued 9,056,542 shares and 11,141,569 shares); .....................         90,600         111,600
     Additional paid-in capital ............................................     33,359,300      63,956,200
     Deferred Compensation .................................................       (225,100)     (1,430,500)
     Accumulated deficit ...................................................     (7,557,000)       (400,200)
     Other comprehensive income ............................................       (199,300)       (338,300)
     Treasury stock, at cost (102,478 and 0 shares) ........................        (52,100)             --
                                                                               ------------    ------------
          Total stockholders' equity .......................................     25,416,400      61,898,800
                                                                               ------------    ------------
          Total liabilities and stockholders' equity .......................   $ 32,941,700    $ 78,187,300
                                                                               ============    ============

                        TSI International Software, Ltd.

                              Statements of Income

                                                        Years ended December 31,
                                            --------------------------------------------
                                                1996            1997            1998
                                            ------------    ------------    ------------
Revenues:
     Software licensing .................   $  9,309,500    $ 14,602,400    $ 29,104,700
     Service, maintenance and other .....      9,694,400      12,067,300      16,211,400
                                            ------------    ------------    ------------
          Total revenues ................     19,003,900      26,669,700      45,316,100
                                            ------------    ------------    ------------
Cost of revenues:
     Software licensing .................        494,800         778,100       1,481,900
     Service, maintenance and other .....      2,005,700       2,490,000       5,407,200
                                            ------------    ------------    ------------
          Total cost of revenues ........      2,500,500       3,268,100       6,889,100
                                            ------------    ------------    ------------
          Gross profit ..................     16,503,400      23,401,600      38,427,000
                                            ------------    ------------    ------------
Operating expenses:
     Product development ................      3,452,300       4,461,800       5,699,000
     Selling and marketing ..............      8,715,200      13,095,100      22,032,500
     General and administrative .........      2,921,500       3,791,600       6,232,100
                                            ------------    ------------    ------------
          Total operating expenses ......     15,089,000      21,348,500      33,963,600
                                            ------------    ------------    ------------
          Operating income ..............      1,414,400       2,053,100       4,463,400
Borrowing expenses ......................       (285,500)       (185,800)        (10,900)
Investment income .......................        135,200         688,300       2,025,400
                                            ------------    ------------    ------------
          Income before income taxes ....      1,264,100       2,555,600       6,477,900
Provision for (benefit from) income taxes         36,200          76,000        (678,900)
                                            ------------    ------------    ------------
          Net income ....................   $  1,227,900       2,479,600       7,156,800
                                            ============    ============    ============
Net income per share:
     Basic ..............................   $       0.43    $       0.42    $       0.71
                                            ============    ============    ============
     Diluted ............................   $       0.21    $       0.29    $       0.60
                                            ============    ============    ============
Average shares outstanding:
     Basic ..............................      2,886,822       5,916,993      10,149,503
                                            ============    ============    ============
     Diluted ............................      5,811,210       8,566,761      11,907,804
                                            ============    ============    ============




                 See accompanying notes to financial statements.

                         TSI International Software Ltd.

                            Statements of Cash Flows

                                                                         Years ended December 31,
                                                              --------------------------------------------
                                                                  1996            1997            1998
                                                              ------------    ------------    ------------
Cash flows from operating activities:
     Net income ...........................................   $  1,227,900    $  2,479,600    $  7,156,800
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization ...................        436,100         623,300       1,129,500
          Amortization of deferred compensation ...........             --          35,900          65,200
          Tax benefit of options exercised ................             --              --         937,700
          Provision for losses on accounts receivable .....        431,700         281,400         837,800
          Deferred taxes ..................................             --              --      (2,405,100)
          Changes in operating assets and liabilities:
               Accounts receivable ........................     (1,930,500)     (3,848,600)    (10,734,000)
               Investment in licensing contracts receivable        585,300         193,700         306,600
               Prepaid expenses and other current assets ..        (87,200)       (357,000)         15,600
               Other assets ...............................        (43,500)       (129,300)         48,100
               Accounts payable ...........................        255,700         (94,600)        946,500
               Accrued expenses ...........................        220,000         736,900       3,887,500
               Deferred maintenance revenue ...............       (365,600)       (116,800)      3,545,000
                                                              ------------    ------------    ------------
                    Net cash provided (used) by
                      operating activities ................        729,900        (195,500)      5,737,200
                                                              ------------    ------------    ------------
Cash used by investing activities:
     Purchase of furniture, fixtures and equipment ........       (827,500)       (876,200)     (1,802,200)
     Net cash paid to satisfy liabilities of SCP ..........             --              --      (4,653,300)
     Purchases of marketable securities ...................             --     (10,490,500)    (22,316,200)
                                                              ------------    ------------    ------------
                    Net cash used by investing activities .       (827,500)    (11,366,700)    (28,771,700)
                                                              ------------    ------------    ------------
Cash flows from financing activities:
     Net proceeds from public offerings ...................             --      24,272,300      25,378,200
     Issuance of Preferred Stock ..........................             --         993,400              --
     Net borrowings (repayments) under
       revolving line of credit ...........................        (50,000      (2,790,100)             --
     Exercise of warrants .................................             --              --         764,600
     Payments under capital leases ........................        (51,900)        (55,100)        (10,500)
     Stock options exercised ..............................             --           8,700         130,300
     Proceeds from employee stock plan ....................             --              --         988,600
                                                              ------------    ------------    ------------
          Net cash (used) provided by financing activities        (101,900)     22,429,200      27,251,200
                                                              ------------    ------------    ------------
Effect of exchange rate changes on cash ...................         98,300           4,200           3,500
                                                              ------------    ------------    ------------
     Net change in cash ...................................       (101,200)     10,871,200       4,220,200
Cash at beginning of period ...............................        142,500          41,300      10,912,500
                                                              ------------    ------------    ------------
Cash at end of period .....................................   $     41,300    $ 10,912,500    $ 15,132,700
                                                              ============    ============    ============
Supplemental information:
     Cash paid for:
          Interest ........................................   $    278,900    $    171,500    $         --
          Income taxes ....................................         27,100          42,200         615,517
Non-cash investing and financing activities:
     Acquisition of equipment under capital leases ........   $         --    $     30,000    $         --
     Conversion of preferred stock to common stock ........             --           9,100              --
     Net exercise of warrants .............................             --           3,000             500
     Common Stock issued for acquisition of SCP ...........             --              --       1,200,000

                 See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE, LTD.

                   STATEMENT OF STOCKHOLDERS EQUITY/(DEFICIT)

                                         Convertible
                                       Preferred Stock                      Common Stock              Additional
                                -----------------------------       ----------------------------        Paid in          Deferred
                                  Shares           Par Value           Shares         Par Value         Capital        Compensation
                                -----------       -----------       -----------      -----------      -----------      ------------
Balance at
   December 31, 1995 .....          860,969             8,600         3,000,000           30,000        7,888,800               --
Net income ...............                                 --                --               --               --               --
Currency translation
   adjustment ............               --                --                --               --               --               --
Total comprehensive
   income ................               --                --                --               --               --               --

                                ----------------------------------------------------------------------------------------------------
Balance at
   December 31, 1996 .....          860,969             8,600         3,000,000           30,000        7,888,800               --
Issuance of Series E
   Preferred Stock, net ..           50,000               500                --               --          992,900               --
Net proceeds from
   initial public offering               --                --         3,000,000           30,000       24,242,300               --
Conversion of
   Preferred Stock .......         (910,969)           (9,100)        2,759,715           27,600          (18,500)              --
Exercise of warrants on
   a net exercise basis ..               --                --           296,827            3,000           (3,000)              --
Stock options exercised ..               --                --                --               --           (4,200)              --
Options issued
   under incentive plans..               --                --                --               --          261,000          (261,000)
Amortization of deferred
   compensation ..........               --                --                --               --               --            35,900
Net income ...............               --                --                --               --               --               --
Currency translation
   adjustment ............               --                --                --               --               --               --

Total comprehensive
   income ................               --                --                --               --               --               --

                                ----------------------------------------------------------------------------------------------------
Balance at
   December 31, 1997 .....               --                --         9,056,542           90,600       33,359,300          (225,100)
Stock option exercises ...               --                --            91,730            1,100           91,900               --
Purchases under
   employee stock plan ...               --                --            99,344            1,000          972,800               --
Net proceeds from
   secondary offering ....               --                --         1,426,650           14,300       25,363,900               --
Exercise of warrants .....               --                --           382,281            3,800          760,800               --
Exercise of warrants on a
   net basis .............               --                --            51,100              500             (500)              --
Shares issued in
   connection with the
   acquisition of SCP ....               --                --            33,922              300        1,199,700               --
Options issued
   under incentive plans..               --                --                --               --        1,270,600        (1,270,600)
Amortization of
   deferred comp .........               --                --                --               --               --            65,200
Tax benefit of options
   exercised .............               --                --                --               --          937,700                --
Net income ...............                                 --                --               --               --                --
Currency translation
   adjustment ............               --                --                --               --               --                --

Total comprehensive
   income ................               --                --                --               --               --                --

                                ----------------------------------------------------------------------------------------------------
Balance at
   December 31, 1998 .....               --                --        11,141,569          111,600       63,956,200        (1,430,500)
                                ===========       ===========       ===========      ===========      ===========      =============


                                                 Other                                   Treasury Stock
                                   Retained   Comprehensive    Comprehensive      -----------------------------
                                   Earnings      Income           Income            Shares             Value            Total
                                 -----------  -----------       -----------       -----------       -----------       -----------
Balance at
   December 31, 1995 .....       (11,264,500)   (167,500)                           (113,478)          (65,000)       (3,569,600)
Net income ...............         1,227,900          --         1,227,900                --                --         1,227,900
Currency translation
   adjustment ............                --      48,000            48,000                --                --            48,000
                                                               -----------
Total comprehensive
   income ................                --          --         1,275,900                --                --                --
                                                               ===========
                                -------------------------------------------------------------------------------------------------
Balance at
   December 31, 1996 .....      (10,036,600)    (119,500)                           (113,478)          (65,000)       (2,293,700)
Issuance of Series E
   Preferred Stock, net ..               --           --                                  --                --           993,400
Net proceeds from
   initial public offering               --           --                                  --                --        24,272,300
Conversion of
   Preferred Stock .......               --           --                                  --                --                --
Exercise of warrants on
   a net exercise basis ..               --           --                                  --                --                --
Stock options exercised ..               --           --                              11,000            12,900             8,700
Options issued
   under incentive plans..
Amortization of deferred
   compensation ..........               --           --                                  --                --            35,900
Net income ...............        2,479,600           --         2,479,600                --                --         2,479,600
Currency translation
   adjustment ............               --      (79,800)          (79,800)               --                --           (79,800)
                                                               -----------
Total comprehensive
   income ................               --           --         2,399,800                --                --                --
                                                               ===========
                                ------------------------------------------------------------------------------------------------
Balance at
   December 31, 1997 .....       (7,557,000)    (199,300)                           (102,478)          (52,100)       25,416,400
Stock option exercises ...               --           --                              73,476            37,300           130,300
Purchases under
   employee stock plan ...               --           --                              29,002            14,800           988,600
Net proceeds from
   secondary offering ....               --           --                                  --                --        25,378,200
Exercise of warrants .....               --           --                                  --                --           764,600
Exercise of warrants on a
   net basis .............               --           --                                  --                --                --
Shares issued in
   connection with the
   acquisition of SCP ....               --           --                                  --                --         1,200,000
Options issued
   under incentive plans..
Amortization of
   deferred comp .........               --           --                                  --                --            65,200
Tax benefit of options
   exercised .............               --           --                                  --                --           937,700
Net income ...............        7,156,800           --         7,156,800                --                --         7,156,800
Currency translation
   adjustment ............               --     (139,000)         (139,000)               --                --          (139,000)
                                                               -----------
Total comprehensive
   income ................               --           --         7,017,800                --                --                --
                                                               ===========
                                ------------------------------------------------------------------------------------------------
Balance at
   December 31, 1998 .....         (400,200)    (338,300)               --                --                --        61,898,800
                                ===========  ===========       ===========       ===========       ===========       ===========

                        TSI INTERNATIONAL SOFTWARE, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies

     The Company

     TSI  International   Software  Ltd.  (the  "Company")  develops,   markets,
licenses, and supports computer software and related services which allow organizations to integrate their business applications within the enterprise and with outside business partners. The Company's customers are located primarily throughout the United States and Western Europe and represent a broad range of industries.

     (a) Revenue Recognition

     The Company adopted Statement of Position (SOP) 97-2 for software transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as additional software products, upgrades or enhancements, rights to exchange or return software, post contract customer support, or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element. If sufficient vendor-specific objective evidence of fair market values does not exist, revenue from the sale could be deferred until such sufficient evidence exists, or until all elements have satisfied the requirements for revenue recognition. The adoption of SOP 97-2 did not have a material impact on the Company's results of operations or financial positionl.

     Software licensing revenues are recognized based upon the following four criteria: persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable, and the fee is collectible. Maintenance contract revenue is recognized ratably over the term of the contracts, which is generally for one year. The unrecognized portion of maintenance revenue is classified as deferred maintenance revenue in the accompanying balance sheets. Consulting and training revenues are recognized as services are performed.

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

     (b) Product Development Costs

     Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires that software development costs: (i) be expensed as incurred until technological feasibility (as defined therein) is achieved; and (ii) capitalized subsequent to achieving technological feasibility and prior to the product being available to customers. The establishment of technological feasibility of the Company's products has essentially coincided with the products' general release to customers. Accordingly, the Company has expensed all software development costs as incurred.

     (c) Furniture, Fixtures, and Equipment

     Furniture, fixtures, and equipment are carried at cost less accumulated depreciation computed using the straight-line method over their estimated useful lives. Furniture, fixtures, and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the lease term.

     (d) Intangible Assets

     Intangible assets are comprised of the excess of the purchase price and related costs over the value assigned to the net tangible assets of the business acquired. Intangible Assets are being amortized over 3 years on a straight line basis. Amortization expense was $303,300 in 1998.

     (e) Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the

                        TSI INTERNATIONAL SOFTWARE, LTD.

years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided for any portion of the deferred tax assets which are not more likely than not to be realized.

     (f) Earnings per Share

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

     (g) Cash Equivalents

     The Company considers securities with maturities of three months or less, when purchased, to be cash equivalents.

     (h) Marketable Securities

     All marketable securities are classified as trading securities under the provision of Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and unrealized gains and losses are reflected in earnings.

     (i) Long-Lived Assets

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

     (j) Stock Options

     The Company accounts for stock-based transactions in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, the Company has elected to measure stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS No. 123. Accordingly, the Company recorded compensation expense for stock options granted to employees in accordance with the provisions of APB 25 and will disclose in the notes to its financial statements the impact on net income and net income per share (see note
6).

     (k) Use of Estimates

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

     (l) Business Segments

     The Company adopted the provisions of SFAS No. 131, "Disclosure and Segments of an Enterprise and Related Information" in the fourth quarter of 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments and therefore the adoption of SFAS 131 did not impact the Company's reporting disclosures.

                        TSI INTERNATIONAL SOFTWARE, LTD.

     (m) Comprehensive Income

     The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" during 1998. SFAS 130 requires the company to report in its financial statements, in addition to its net income, comprehensive income, which includes all changes in equity during a period from non-owner sources. The Company's comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Statement of Stockholders'
Equity/(Deficit). The adoption of SFAS No. 130 had no impact on total shareholders' equity (deficit). Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

     (n) Recent Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance or determining whether computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company does not believe that the adoption of SOP 98-1 will have a material impact on its results of operations or financial position.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 19999. This statement is not expected to affect the Company as the Company currently does not have any significant derivative instruments or hedging activities.

(2)  Foreign Operations

     The Company's balance sheets include foreign branch assets of $3,867,200 and $4,278,800 and liabilities of $406,600 and $978,600 at December 31, 1997 and 1998, respectively. Revenue from foreign operations totaled $968,400, $2,505,200, and $5,361,100, respectively in 1996, 1997, and 1998. The foreign net income for the years ended December 31, 1996, 1997 and 1998, after allocation of corporate charges, was $345,400, $45,300 and $1,565,900, respectively.

     With the exception of direct sales activities in the United Kingdom, France and Canada, the Company utilizes distributors and agents to market its products outside the United States. Revenues generated through these third parties amounted to $288,700, $125,400 and $25,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

(3)  Investment in Licensing Contracts

     The net investment in licensing contracts at December 31, 1997, is comprised of future minimum contract payments receivable, net of unearned interest income. The interest rate implicit in term-use licensing contracts was 9.5% for contracts entered into during the years 1997 and 1998. Total minimum contract payments receivable at December 31, 1998 are as follows:

        1999 ...................................     $ 522,000
        2000 ...................................       261,900
        2001 ...................................       104,500
        2002 ...................................        24,100
                                                     ---------
                                                       912,500
        Less unearned interest income ..........      (119,200)
                                                     ---------
                                                       793,300
        Less current portion ...................      (522,000)
                                                     ---------
        Non current portion ....................     $ 271,300
                                                     =========

                        TSI INTERNATIONAL SOFTWARE, LTD.

(4)  Furniture, Fixtures, and Equipment

     Furniture, fixtures and equipment consist of the following:

                                            December 31,
                                     ---------------------------     Useful Life
                                        1997             1998           Range
                                     ----------       ----------      ---------
Computer systems .................   $3,175,900       $4,552,500      3-7 years
Furniture and fixtures ...........      607,200          728,900      3-7 years
Office equipment .................      335,900          757,100      3-7 years
Leasehold improvements ...........      443,700          476,400     3-10 years
Automobiles ......................       64,900           51,000        5 years
                                     ----------       ----------
                                      4,627,600        6,565,900
Less accumulated depreciation
  and amortization ...............   (3,040,300)      (3,866,500)
                                     ----------       ----------
                                     $1,587,300       $2,699,400
                                     ==========       ==========

     Depreciation expense was $436,100, $623,300 and $826,200 for the years ended December 31, 1996, 1997, and 1998 respectively. Computer systems and equipment under capital leases included in the above totals, net of accumulated depreciation, was $30,800 and $22,800 as of December 31, 1997 and 1998, respectively.

(5)  Long-Term Debt

     The Company had a line of credit facility with The Bank of New York which provided for Company borrowings equal to the lesser of $4,000,000 or the sum of 80% of eligible accounts receivable, and a lesser percentage of certain other receivables. Borrowings could take the form of prime rate loans (which bear interest on borrowings at either the bank's prime rate plus 1.0%) or LIBOR rate loans (which bear interest at the LIBOR rate plus 3.0%). The Company's obligations under this credit line were secured by substantially all of the Company's assets. This line of credit expired in November, 1998, and has not been replaced. All amounts outstanding under this line of credit were paid off in July 1997 with proceeds from the Company's initial public offering. The Company had no borrowings outstanding at December 31, 1998. Borrowing costs and effective interest rates under this agreement were as follows:

                                            Years ended December 31,
                                     --------------------------------------
                                       1996           1997           1998
                                     --------       --------       --------
     Interest expense .........      $250,200       $171,500       $      0
     Guarantee fees ...........        23,600          1,400              0
     Commitment fees ..........        11,700         12,900         10,900
                                     --------       --------       --------
                                     $285,500       $185,800       $ 10,900
                                     ========       ========       ========
     Effective interest rate ..          9.51%         13.26%            --
                                     ========       ========       ========

(6)  Stockholders' Equity

     (a) Preferred Stock

     The Company has authorized 5,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences, and designations as the Board may determine without any vote of the stockholders. There were no shares outstanding at December 31, 1997 or 1998.

     (b) Common Stock

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

                        TSI INTERNATIONAL SOFTWARE, LTD.

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

     On June 5, 1998, the company sold 1,200,000 shares of common stock in a second public offering which resulted in proceeds of approximately $21,287,200 net of offering expenses of $392,800. Existing shareholders sold 2,311,000 shares of stock in connection with this offering.

     On July 5, 1998, the underwriters exercised their option to purchase 526,650 additional shares of the Company's stock of which 226,650 were purchased from the Company for additional proceeds of approximately $4,091,000.

     (c) Stock Purchase Warrants

     At December 31, 1996, certain owners of preferred and common stock held an aggregate of nine warrants to purchase common stock at $2.00 a share. During 1997 and 1998, warrants were exercised into an aggregate of 296,827 and 51,100 shares, respectively. As these three warrants were exercised on a net exercise basis, no proceeds were received by the Company. Also, in connection with the secondary public offering in 1998, one of the remaining warrants was sold to the underwriters and subsequently exercised into 382,281 shares with total proceeds of $764,562. At December 31, 1998, there are five warrants remaining which are exercisable into 269,490 shares.

     (d) Stock Option Plans

     The Company established the Equity Incentive Stock Option Plan ("Equity Plan") in May 1997 which replaced the 1993 Stock Option Plan. The Equity Plan provides that the Company may grant options to employees to purchase up to 2,641,671 shares of the Company's common stock. The Company granted 250,600 and 606,000 options under the Plan in 1997 and 1998 respectively at exercise prices from $1.66 to $14.38 and $11.91 to $44.58 per share, respectively. No options may be granted for a term greater than 10 years.

     In addition, the Company established a Directors Stock Option Plan ("Directors Plan") in May 1997 which authorizes the issuance of options to directors to purchase 225,000 shares of the Company's stock. During 1997, 60,000 options were granted at $6.67 per share. During 1998, 15,000 and 15,000 shares were granted at $22.76 and $26.75 per share, respectively.

     In 1997 and 1998 the Company recorded deferred compensation expense in connection with the grant of certain options to employees representing the difference between the quoted market price of the stock at the grant date and the exercise price of the options. This amount is presented as a reduction of stockholders equity and is amortized over the vesting period of the applicable options.

     Transactions under the Equity Plan and the Directors Plan are summarized below:
                                                                     Weighted
                                                       Number         average
                                                     of shares    exercise price
                                                     ---------    --------------
     Shares under option at December 31, 1995          919,857       $ 0.33
         Exercised ...........................              --
         Granted .............................         150,000       $ 1.40
         Cancelled ...........................          (6,000)      $ 0.33
                                                     ---------
     Shares under option at December 31, 1996        1,063,857       $ 0.48
         Exercised ...........................         (10,700)      $ 0.82
         Granted .............................         310,600       $ 6.41
         Cancelled ...........................              --       $ 0.00
                                                     ---------
     Shares under option at December 31, 1997        1,363,757       $ 1.83
         Exercised ...........................        (165,206)      $ 0.82
         Granted .............................         636,000       $21.93
         Cancelled ...........................          (9,500)      $11.93
                                                     ---------
     Shares under option at December 31, 1998        1,825,051       $ 8.85
                                                     =========
     Options exercisable were as follows:
         December 31, 1996 ...................         576,357       $ 0.33
         December 31, 1997 ...................         771,907       $ 0.42
         December 31, 1998 ...................         807,601       $ 0.93

                        TSI INTERNATIONAL SOFTWARE, LTD.

     Options outstanding at December 31, 1998 have a weighted average remaining contractual life of 7.3 years.

     Options were granted in 1995 and prior years at an exercise price of $0.33 a share; options were granted during 1996 at exercise prices of $0.67 and $1.67 a share; options were granted during 1997 at exercise prices between $1.66 to $14.34; and options were granted during 1998 at exercise prices between 11.91 and 44.58. Substantially all options vest ratably over a four year period from the date of grant. There were 909,174 shares available for grant under the option plans at December 31, 1998.

     As discussed in note 1, the Company adopted SFAS No. 123 during 1996 and elected not to recognize compensation expense relating to employee stock options where the exercise price of the option equaled the fair value (as estimated by the Company prior to July 1, 1997) of the stock on the date of grant. In 1996, the Company utilized the minimum value method to determine compensation based on the fair value of the options on the date of grant as the Company was a non-public entity prior to July 1, 1997. The compensation expense has been calculated utilizing the Black-Scholes method in 1997 and 1998. Following are the resultant pro forma amounts of net income and net income per share:

                                             1996               1997               1998
                                        -------------      -------------      -------------
Net income -- as reported ..........      $1,227,900         $2,479,600         $7,156,800
Net income -- pro forma ............       1,216,600          2,023,600          5,012,900
Earnings per share -- as reported:
    Basic ..........................            $.43               $.42               $.71
    Diluted ........................            $.21               $.29               $.60
Earnings per share -- pro forma:
    Basic ..........................            $.42               $.34               $.49
    Diluted ........................            $.21               $.24               $.42

     The weighted average fair value of each option granted in 1996, 1997 and 1998 was $0.92, $4.24 and $21.92, respectively. These values are based on estimates on the date of grant using the modified Black-Scholes option pricing model using the following weighted average assumptions:

                                       1996            1997            1998
                                   ------------    ------------    ------------
     Risk-free interest rate .....     6.27%       5.37 to 7.07    4.49 to 5.77
     Expected life in years ......      6               6               6
     Expected volatility .........      0%             59.8%            65%
     Expected dividend yield .....      0%              0%              0%


     (e) Stockholders Rights Plan

     On September 2, 1998, the Company adopted the Stockholder Rights Plan ("Rights Plan") designed to protect the long-term value of the company for its stockholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of the Company's common stock. Each right will entitle the holder to purchase one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $140.00.

     Initially, the rights are neither exercisable nor traded separately from the common stock. If a person or a group (an "Acquiring Person") acquires or announces an intention to make a tender offer to acquire 15 percent (20 percent if a 5 percent or more shareholder at August 27, 1998) or more of the Company's common stock, the rights will become exercisable and thereafter trade separately from the common stock. The Company's Board of Directors may exchange the outstanding rights for common stock of the Company at an exchange ratio of one share of common stock per right. The Board may also redeem outstanding rights at any time prior to a person becoming an Acquiring Person at a price of $0.001 per right. Prior to such time, the terms of the rights may be amended by the Board. The rights will expire on September 2, 2008.

                        TSI INTERNATIONAL SOFTWARE, LTD.

     (f) Employee Stock Purchase Plan

     The Company established an Employee Stock Purchase Plan which reserves a total of 750,000 shares of the Company's common stock for issuance thereunder. The plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions subject to certain limitations. The shares are acquired at 85% of the fair market value. As of December 31, 1998, 128,346 shares had been purchased under the plan and 621,654 were remaining and available for grant.

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

                                                           Years ended December 31,
                                                   ------------------------------------------
                                                      1996            1997            1998
                                                   ----------      ----------      ----------
Weighted average common shares
   outstanding (basic shares) ...............       2,886,822       5,916,993      10,149,503
Common shares issuable upon conversion
   of preferred stock .......................       2,609,415       1,304,632              --
Dilutive effect of stock options and warrants         314,973       1,345,136       1,758,301
                                                   ----------      ----------      ----------
Total diluted shares ........................       5,811,210       8,566,761      11,907,804
                                                   ==========      ==========      ==========

(8)  Employee Bonus and Savings Plans

     The Company maintains a bonus plan for all non-executive officer employees. The bonus plan is reviewed annually by the Board of Directors and provides for payments based upon a percentage of pretax income, as defined. Bonus payments were $200,000, $200,000 and $251,000 in 1996, 1997 and 1998, respectively.

     On July 1, 1990, the Company established a defined  contribution plan under
Section 401(k) of the Internal Revenue Code which provides for voluntary employee salary deferrals but does not require Company matching funds. The defined contribution plan covers substantially all employees. Employees are eligible to contribute to the defined contribution plan upon completion of three months of service with the Company. Contributions are subject to established limitations as determined by the Internal Revenue Service. As of January 1, 1998 the Company amended the plan to include an employer match of 50% of participants' contributions up to 4%. The Company has made contributions to the plan of $210,000 for the year ended December 31, 1998.

(9)  Income Taxes

     The provision for (benefit from) income taxes is comprised of the following for the years ended December31, 1996, 1997 and 1998:

                                                 1996        1997        1998
                                              ---------   ---------   ---------
Federal ...................................     $36,200     $46,000   $(943,300)
State .....................................          --      30,000      84,500
Foreign ...................................          --          --     179,900
                                              ---------   ---------   ---------
Provision for (benefit from) income taxes .     $36,200     $76,000   $(678,900)
                                              =========   =========   =========

                        TSI INTERNATIONAL SOFTWARE, LTD.

     At December 31, 1998, the Company had federal tax net operating loss carryforwards of $1,900,000 expiring between the years 2000 and 2009 and research and experimentation credits of $1,055,000 expiring between 2003 and 2008. At December 31, 1997 and 1998, the components of net deferred taxes (utilizing a 41.4% and 38.8% combined tax rate, respectively) were:

                                                        1997           1998
                                                    -----------    -----------
     Deferred tax assets:
     Other Federal credits ......................      $655,700     $1,372,400
     Deferred revenues ..........................     1,495,400        934,300
     Net operating loss carryforwards ...........     2,835,400      1,011,900
     Allowance for doubtful accounts ............       195,200        736,400
     Other ......................................       188,000         51,800
                                                    -----------    -----------
     Total gross deferred tax assets ............     5,369,700      4,106,800
     Less valuation allowance ...................     4,441,500      1,054,500
                                                    -----------    -----------
     Total deferred tax assets ..................       928,200      3,052,300
                                                    ===========    ===========
     Deferred tax liabilities:
     Licensing contracts receivable .............      (455,400)      (307,800)
     Difference between book and tax depreciation      (472,800)       (49,400)
                                                    -----------    -----------
     Total deferred tax liability ...............      (928,200)      (357,200)
                                                    -----------    -----------
     Net deferred tax assets ....................   $        --     $2,695,100
                                                    ===========    ===========

     The decrease in the valuation allowance of $3,387,000 in 1998 is the result of the utilization of net operating loss carryforwards and the reversal of the remaining net operating loss carryforward valuation allowance.

     The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                                            1997       1998
                                                           ------     ------
     U.S. Federal Statutory Rate .......................     34.0%      34.0%
     Non-deductible expenses ...........................      1.6%       3.7%
     State income taxes, net of U.S. federal tax benefit      0.8%       4.8%
     Tax credits .......................................       --       (7.2%)
     Other .............................................       --        2.2%
     Change in valuation allowance .....................    (33.4%)    (48.0%)
                                                           ------     ------
     Effective tax rate ................................      3.0%     (10.5%)
                                                           ======     ======

(10) Accrued Expenses

     Included in accrued expenses as of December 31, 1997 and 1998, are compensation costs (regular payroll, commissions, bonus, profit sharing, and other withholdings) of $1,473,500 and $3,718,871, respectively.

                        TSI INTERNATIONAL SOFTWARE, LTD.

(11) Commitments and Contingencies

     The Company rents premises and furniture, fixtures, and equipment under operating leases which expire at various dates through 2011.

     Future minimum payments, by year and in the aggregate, under operating and capital leases at December 31, 1998 are:

Year                                                     Capital     Operating
----                                                     -------     ----------
1999 ................................................    $10,500     $1,379,800
2000 ................................................     10,500      1,318,000
2001 ................................................     10,500        740,000
2002 ................................................      1,800        266,100
2003 ................................................         --        270,400
                                                         -------     ----------
    Total ...........................................    $33,300     $3,974,300
                                                                     ==========
Less amount representing interest ...................     10,500
                                                         -------
  Present value of minimum capital lease payments ...    $22,800
                                                         =======

     Certain of the aforementioned leases provide for additional payments relating to taxes and other operating expenses. Rental expense for the years ended December 31, 1996, 1997, and 1998, under all operating leases aggregated approximately $717,300, $840,400 and $1,385,000 respectively.

(12) Acquisition of Software Consulting Partners

     On November 13, 1998, the Company acquired certain assets of Software Consulting Partners (SCP) for 33,922 shares of the Company's stock with a total fair value of $1.2 million and the assumption of certain liabilities totaling $4.7 million. The purchase price was allocated to the assets based on their fair values. The excess of the purchase price over the fair value o the net assets acquired was approximately $5.5 million and is being amortized on a straight line basis over 3 years.

     The Company issued 33,922 shares of common stock based upon the total value of $1.2 million as prescribed by the agreement and the market price of the stock on the acquisition date with 50% of such shares subject to an escrow to secure certain indemnification obligations of SCP and the SCP stockholder. In addition, the company may issue a maximum of an additional 33,921 shares of its common stock in February 2000, based on the achievement of certain revenue and employee retention goals relating to the SCP business.

     The acquisition was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying statements of operations do not include any revenues or expenses related to this acquisition prior to the closing date. The amounts used to satisfy the acquired liabilities were financed through available cash. Following are the Company's unaudited proforma results for the year ended December 31, 1998, assuming the acquisition took place on January 1, 1998:

     Revenues ..........................................            $52,633
     Net Income ........................................             $3,832
     Net Income per share:
         Basic .........................................              $0.38
         Diluted .......................................              $0.32
     Weighted average shares outstanding:
         Basic .........................................         10,165,358
         Diluted .......................................         11,923,659

     These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and a decrease in interest income due to the use of cash to satisfy liabilities. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1998, or of future results of operations.

                        TSI INTERNATIONAL SOFTWARE, LTD.

(13) Condensed Quarterly Information (Unaudited)

     The  following  condensed  quarterly   information  has  been  prepared  by
management  on  a  basis  consistent  with  the  Company's   audited   financial
statements. Such quarterly information may not be indicative of future results.

     Amounts are in thousands, except per share data.


                                                           1997
                                           -------------------------------------
                                            First    Second     Third     Fourth
                                           Quarter   Quarter   Quarter   Quarter
                                           -------   -------   -------   -------
Total revenues ..........................   $5,508    $6,155    $7,000    $8,007
Gross profit ............................    4,786     5,491     6,032     7,093
Net income ..............................      313       267       785     1,115
Net income per share:
    Basic ...............................      .11       .09       .09       .12
    Diluted .............................      .05       .04       .07       .10
Weighted average number of common and
    common equivalent shares outstanding:
    Basic ...............................    2,887     2,887     8,944     8,950
    Diluted .............................    6,369     6,493    10,724    10,682


                                                           1998
                                           -------------------------------------
                                            First    Second     Third     Fourth
                                           Quarter   Quarter   Quarter   Quarter
                                           -------   -------   -------   -------
Total revenues ..........................   $8,187   $10,133   $12,124   $14,872
Gross profit ............................    7,193     8,676    10,840    11,718
Net income ..............................      871     1,226     1,871     3,189
Net income per share:
    Basic ...............................      .10       .13       .17       .29
    Diluted .............................      .08       .11       .15       .25
Weighted average number of common and
    common equivalent shares outstanding:
    Basic ...............................    9,044     9,541    10,962    11,049
    Diluted .............................   10,827    11,434    12,627    12,743


     The sum of the quarterly per share amounts does not agree to the respective annual amounts due to rounding.