Form 10-Q
period 1999-03-31
TSI INTERNATIONAL SOFTWARE LTD
filed 1999-05-14
CIK 1039276

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                    FORM 10-Q

X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
   Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes    X    No ____
                        ---

As of March 31, 1999, Registrant had outstanding 25,202,696 shares of Common Stock, $.01 par value.
================================================================================

                        TSI INTERNATIONAL SOFTWARE LTD.

                               TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART 1    FINANCIAL INFORMATION (UNAUDITED)

     ITEM 1 - Financial Statements

    Consolidated Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998                  3 - 4

    Consolidated Statements of Operations for the Three Months Ended
          March 31, 1999 and 1998 (unaudited)                                                           5 - 6

    Consolidated Condensed Statements of Cash Flows for the Three Months Ended
          March 31, 1999 and 1998 (unaudited)                                                               7

    Notes to Consolidated Financial Statements                                                         8 - 10

     ITEM 2 - Managements' Discussion and Analysis of Financial Condition
          and Results of Operations                                                                   10 - 22

     ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk                                   22

PART II  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                                                             22

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                     22

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                               23

     ITEM 4. SUBMISSION OF MATTERS TO VOTE OF
     SECURITY HOLDERS                                                                                      24

     ITEM 5. OTHER INFORMATION                                                                             24

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                              24

SIGNATURES                                                                                                 25

                        TSI INTERNATIONAL SOFTWARE LTD.

                          CONSOLIDATED BALANCE SHEETS


                                                             MARCH 31,    DECEMBER 31,
                                                               1999          1998
                                                           -------------  ------------
                   ASSETS                                   (Unaudited)
                   ------
Current Assets:
 Cash and cash equivalents                                    7,373,900    15,132,700
 Marketable securities                                       12,620,400    32,812,100
 Accounts receivable, less allowances of $1,760,700 and      20,849,400    17,965,500
 $1,897,900
 Current portion of investment in licensing contracts
  receivable, net of unearned finance income of $62,200
  and $68,100                                                   416,700       522,000
 Deferred Tax Assets                                          2,695,100     2,695,100
 Prepaid expenses and other current assets                    1,500,900       729,400
                                                           ------------   -----------
   Total Current Assets                                      45,456,400    69,856,800

 Furniture, fixtures and equipment, net                       5,146,000     2,699,400
 Investment in licensing contracts receivable, net of
  unearned finance income of $47,200 and $51,100, less
  current portion                                               215,100       271,300
 Intangible assets, net                                     113,451,700     5,155,400
 Other assets                                                   211,700       204,400
                                                           ------------   -----------
                                       Total Assets        $164,480,900   $78,187,300
                                                           ============   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                           ------------------------

Current liabilities:
  Accounts payable                                                        $  3,221,600   $ 1,546,700
  Accrued expenses                                                           9,450,300     6,479,900
  Current portion of deferred revenue                                       12,521,600     8,088,000
                                                                          ------------   -----------
          Total Current Liabilities                                         25,193,500    16,114,600

  Other long-term liabilities                                                   16,300        17,500
  Deferred revenue, less current portion                                       116,900       156,400
                                                                          ------------   -----------
            Total Liabilities                                               25,326,700    16,288,500
                                                                          ------------   -----------
Stockholders' equity:
  Common stock (70,000,000 shares authorized, par value $.01;
   25,202,696 and 22,283,138 shares issued and outstanding,
   respectively)                                                               252,000       222,800
  Additional paid-in capital                                               141,198,400    63,845,000
  Accumulated deficit                                                         (619,900)     (400,200)
  Cumulative foreign currency translation adjustment                          (384,000)     (338,300)
  Deferred compensation                                                     (1,292,300)   (1,430,500)
                                                                          ------------   -----------
          Total Stockholders' Equity                                       139,154,200    61,898,800
                                                                          ------------   -----------
        Total Liabilities and Stockholders' Equity                        $164,480,900   $78,187,300
                                                                          ============   ===========

See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                               Three Months Ended
                                                   March 31,
                                           -------------------------
                                              1999         1998
                                           -----------    ----------
Revenues:
  Software licensing                       $ 9,799,400    $5,203,300
  Service, maintenance and other             7,436,600     2,984,000
                                           -----------    ----------
     Total Revenue                          17,236,000     8,187,300
                                           -----------    ----------
Cost of revenues:
 Software licensing                            436,100       239,200
  Service, maintenance and other             4,231,100       755,100
                                           -----------    ----------
    Total Cost of Revenue                    4,667,200       994,300
                                           -----------    ----------
Gross Profit                                12,568,800     7,193,000
Operating expenses:
  Product development                        2,210,300     1,223,800
  Selling and marketing                      6,633,000     4,088,100
  General and administrative                 2,062,400     1,228,100
  Amortization of intangibles                2,324,000             -
                                           -----------    ----------
   Total Operating Expenses                 13,229,700     6,540,000
                                           -----------    ----------
Operating Income (Loss)                       (660,900)      653,000

                                                Three Months Ended
                                                     March 31,
                                            -------------------------
                                               1999          1998
                                            -----------   -----------
Other income (expense), net                     511,100       323,200
                                            -----------   -----------
     Income (loss) before income taxes         (149,800)      976,200
Provision for income taxes                       69,700       105,000
                                            -----------   -----------
               Net Income (Loss)            $  (219,500)  $   871,200
                                            ===========   ===========
Net income per share - Basic                $     (0.01)  $      0.05
Net income per share - Diluted              $     (0.01)  $      0.04
Weighted average number of common
  and common equivalent shares
  outstanding
                  - Basic                    22,838,864    18,088,808
                  - Diluted                  26,518,574    21,655,272

See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  REPRESENTING INCREASES (DECREASES) IN CASH
                                  (unaudited)

                                                       Three Months
                                                      Ended March 31,
                                                      ----------------
                                                          1999             1998
                                                      -------------   ---------------
Cash flows from operating activities:
  Net cash provided by operating activities           $    772,900      $    889,700

Cash flows from investing activities:
  Purchase of furniture fixtures and equipment          (1,448,200)         (453,500)
  Purchase of Braid Group Limited, net of cash
  acquired                                             (27,736,100)
  Sales of marketable securities                        20,191,700         2,277,500
  Other                                                   (294,300)                -
                                                      ------------      ------------
  Net cash (used in) provided by investing
   activities                                           (9,286,900)        1,824,000
Cash flows from financing activities:
  Payments under capital leases                             (2,600)          (10,500)
  Proceeds from exercise of options                        203,700            24,200
  Proceeds from issuance under ESPP                        598,300           540,000
                                                      ------------      ------------
  Net cash provided by financing activities                799,400           553,700

Effect of exchange rate changes on cash                    (44,200)           26,000

  Net change in cash                                    (7,758,800)        3,293,400
Cash at beginning of period                             15,132,700        10,912,500
                                                      ------------      ------------
Cash at end of period                                 $  7,373,900      $ 14,205,900
                                                      ============      ============
Supplemental information:
Cash paid for:
  Interest                                            $     15,300      $      4,900
  Income taxes                                             403,000           130,000

Non cash investing and finance activities:
  Issuance of stock in connection with the
  acquisition of Braid                                $ 63,723,500      $          -
  Warrants exercised on a net exercise basis                 2,300                 -

See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  UNAUDITED INTERIM FINANCIAL STATEMENTS

  The accompanying consolidated interim financial statements contained herein are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year.

  Reference should be made to the Company's 1998 Annual Report on Form 10K, which includes audited financial statements for the year ended December 31, 1998.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

(2)  BUSINESS COMBINATIONS

  In March 1999, the Company acquired all of the outstanding share capital of Braid Group Limited, ("Braid") a privately held Bermuda corporation, pursuant to a Stock Purchase Agreement by and among the Company and each of the stockholders of Braid.

  TSI Software purchased all of the outstanding share capital of Braid for approximately $110.2 million excluding approximately $20 million of contingent consideration to be paid upon the achievement of certain performance criteria. The purchase price included (1) $30 million in cash, (2) 2,207,258 shares of TSI Software common stock valued at approximately $63.7 million, (3) the issuance of 217,311 TSI Software stock options, with a fair value of approximately $12.0 million, in exchange for all outstanding Braid stock options, and (4) approximately $4.5 million in fees and acquisition related expenses. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets, liabilities, and operating results of Braid have been included in the accompanying consolidated financial statements from the effective date of the acquisition. The Company is in the process of finalizing the purchase accounting. The excess of the purchase price, excluding the contingent consideration, over the fair value of the assets is currently estimated to be approximately $110.4 million. This excess purchase price will be allocated to certain intangible assets, with the remainder recorded as goodwill. The lives of the intangible assets and goodwill are estimated to be five years.

(3)  NEWLY ADOPTED ACCOUNTING STANDARDS

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement is not expected to effect the Company as the Company currently does not have any significant derivative instruments or hedging activities.

On December 15, 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999, requires the application of the "residual method" for certain components of a multiple element arrangement. Under this method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and
(2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is to be recognized as revenue. All other provisions of SOP 97-2 remain in effect. The Company will adopt SOP 98-9 for software transactions in the fiscal year which begins on January 1, 2000. The Company believes that its current accounting policies substantially comply with SOP 98-9 and therefore does not expect the adoption of 98-9 to have a material effect on our operations.

  Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to the financial statements of the Company.

(3)  STOCK ACTIVITIES

  On January 25, 1999, the Board of Directors approved a 2 for 1 common stock split in the form of a stock dividend, effective April 5, 1999. The accompanying financial statements have been retroactively adjusted to reflect this common stock split.

  On March 26, 1999, the stockholders approved an amendment to the Company's 1997 Equity Incentive Plan. The shares reserved for issuance under the plan increased from 2,500,000 to an aggregate of 4,750,000.

(4)  COMPREHENSIVE INCOME

  The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" during 1998. SFAS 130 requires the Company to report in its financial statements, in addition to its net income, comprehensive income, which includes all changes in equity during a period from non-owner sources. The Company's comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was ($265,200) and $826,500 for the three months ended March 31, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

  This report contains or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, (i) the effects of rapid technological change and the need to make frequent product transitions, (ii) the potential for software defects, (iii) the impact of competitive products and pricing, (iv) less than anticipated growth in the enterprise resource planning software market and related services, (v) uncertainties in attracting and retaining needed management, marketing, sales, professional services and product development personnel, (vi) the Company's ability to manage growth and integrate the operations of its recent acquisitions, (vii) the success of the Company's Mercator product line, (viii) the Company's ability to develop additional distribution channels, and (ix) those discussed in "Factors That May Affect Future Results" contained herein and in the Company's other filings with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-52007). Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

OVERVIEW

  The Company was incorporated in Connecticut in 1985 and reincorporated in Delaware in September 1993. In June 1991, the Company began developing its Mercator product and in December 1993 released Version 1.0 of Mercator. The Company released the latest version of Mercator, in December 1998.

  Historically, the Company has derived a majority of its revenues from products other than Mercator, primarily its Trading Partner family of products and its KEY/MASTER product. However, revenue related to Mercator has grown significantly in each of the last three years and has increased as a percentage of total revenues. The Company believes that future growth in revenues, if any, will be mainly attributable to its Mercator product line and the acquisition of new products. In view of the relatively recent introduction of Mercator and the recent acquisition of Braid, the Company believes it cannot accurately predict the amount of revenues that will be attributable to such products or the life of such products. To the extent the Company's Mercator products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially and adversely affected.

  The Company's revenues are derived principally from two sources: (i) license fees for the use of the Company's software products and (ii) service fees for maintenance, consulting services and training related to the Company's software products. The Company recognizes revenue from software license fees based on the following four criteria: persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable, and the fee is collectible. The Company's KEY/MASTER product is licensed under term-use contracts rather than for a one-time license fee, and the Company recognizes revenue from such arrangements on a present-value basis at the inception of the contract. Revenues from consulting and training are recognized as services are performed, and maintenance revenues are recognized ratably over the maintenance period, typically one year. The Company does not actively market new contracts for KEY/MASTER but continues to receive KEY/MASTER related revenues, which are principally maintenance revenues. As a result, KEY/MASTER accounts for a larger proportion of maintenance revenues than license revenues and increases the percentage of the Company's total revenues represented by services, maintenance and other revenue. The Company has increased the scope of its service offerings insofar as they support the sale of its products. The Company believes that software licensing will continue to account for a larger portion of its revenues in the future.

  Mercator can be used by IT professionals as well as Value Added Resellers
(VARs), Independent Software Vendors (ISVs), Systems Integrators (SI's) or other third parties who resell, embed or otherwise bundle Mercator with their products,. To date, license fee revenues have been derived principally from direct sales of software products through the Company's direct sales force. Although the Company believes that such direct sales will continue to account for a significant portion of software licensing revenues, the Company intends to increase its use of distributors and resellers. Furthermore, the Company's planned expansion of its sales organization is expected to cause sales and marketing expenses to increase.

  The Company markets its products in North America primarily through its direct sales and telesales organizations.

  In addition, the Company markets its products and services outside North America through sales offices located in the United Kingdom, France and, with the acquisition of Braid, through offices located in Singapore, Australia and Hong Kong, as well as through indirect channels. International sales are recorded in their local currency and converted in consolidation. Revenues from international customers were approximately 6.8% and 14.5% for the quarters ended March 31, 1998 and 1999, respectively. With the acquisition of Braid, the Company anticipates that revenues from international customers could represent a larger percentage of total revenue in the future.

  The size of the Company's orders can range from a few thousand dollars to over $150,000 per order. The loss or delay of large individual orders, therefore, can have a significant impact on the revenues and other quarterly results of the Company. In addition, the Company has generally recognized a substantial portion of its quarterly software licensing revenues in the last month of each quarter, and as a result, revenue for any particular quarter may be difficult to predict. Because the Company's operating expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses preceed, or are not subsequently followed by, increased revenue, the Company's operating results could be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.


THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

REVENUES:

  Total Revenues. The Company's total revenues increased 111% to $17.2 million in the first quarter of 1999 from $8.2 million in the comparable period of 1998. This increase resulted from increased license sales, as well as increased billings for professional services. Braid contributed $1.9 million in total revenues for the period ending March 31, 1999.

  Software Licensing. Software licensing revenues increased 88% to $9.8 million in the first quarter of 1999 from $5.2 million in the comparable period of 1998, primarily due to an increase in Mercator license revenues and license revenues of $615,200 from Braid.

  Service, Maintenance and Other. Service, maintenance and other revenues increased 149% to $7.4 million in the first quarter of 1999 from $3.0 million in the comparable period of 1998, primarily due to increased professional services billings. This increase was primarily due to increased personnel from both SCP and Braid, increased demand for Mercator services and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease in KEY/MASTER maintenance revenues.

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

  Total Cost of Revenues. Total cost of revenues increased 370% to $4.7 million in the first quarter of 1999 from $1.0 million in the comparable period of 1998.

  Cost of Software Licensing. Cost of software licensing revenues increased 82% to $436,100 in the first quarter of 1999 from $239,200 in the comparable period of 1998, primarily due to increased sales of software licenses. Software licensing gross margin remained constant at 95% for both the first quarters of 1999 and 1998, respectively.

  Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 460% to $4.2 million in the first quarter of 1999 from $755,100 in the comparable period of 1998, primarily due to the acquisition of Software Consulting Partners in November 1998 and the related costs, and an increase in professional services rendered, and therefore higher professional services personnel costs, particularly Mercator-related services. In addition Braid costs totaled $629,500 for the period ending March 31, 1999. Service, maintenance and other gross margin was 43% and 75% for the first quarter of 1999 and 1998, respectively.

OPERATING EXPENSES

  Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products and consist primarily of salaries, recruiting and other personnel related expenses, depreciation of development equipment, supplies, travel, and allocated facilities and communications costs.

  Product development costs increased 81% to $2.2 million in the first quarter of 1999 from $1.2 million in the first quarter of 1999, primarily due to increased product development activities related to the Mercator product line and costs from Braid of $484,800. Product development expenses as a percentage of total revenue decreased to 13% in the first quarter of 1999 from 15% in the first quarter of 1998. The Company believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development. The Company expects that the dollar amount of research and development expenses will increase through at least the remainder of 1999. To date, all research and development expenditures have been expensed as incurred.

  Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product descriptive literature and allocated facilities and communications costs.

  Selling and marketing costs increased 62% to $6.6 million in the first quarter of 1999 from $4.1 million in the first quarter of 1998, primarily due to the increased number of sales and marketing personnel and increased expenditures for Mercator related marketing and advertising programs. In addition, Braid costs totaled $503,600 for the period ending March 31, 1999. Selling and marketing expenses as a percentage of total revenues decreased to 38% in the first quarter of 1999 from 50% in the first quarter of 1998. The Company expects to continue hiring additional sales and marketing personnel and to increase promotional expenses through the remainder of 1999 to focus on the Mercator product line and the newly acquired Braid products. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollar amount.

  General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's administrative, executive and finance personnel, as well as outside legal and audit costs.

  General and administrative expenses increased 68% to $2.1 million in the first quarter of 1999 from $1.2 million in the first quarter of 1998, primarily due to increased administrative costs to support the Company's growth. General and administrative expenses as a percentage of total revenues decreased to 12% for the first quarter of 1999 from 15% for the first quarter of 1998. The Company believes that the dollar amount of its general and administrative expenses will continue to increase as the Company expands its administrative staff to support the Company's worldwide expansion.

  Amortization of Intangibles. The amortization of goodwill and other intangibles resulting from the acquisition of SCP in November 1998 and Braid in March 1999 was $2.3 million for the three months ended March 31, 1999.

OTHER INCOME/EXPENSE, NET

  Net other income (expense) represents income earned on the Company's cash balances and interest on term contracts. Net interest income increased to $511,100 in the first quarter of 1999 from $323,200 in the comparable period of 1998, due to higher cash balances resulting from the Company's public offerings. The Company anticipates that interest income will decline due to the utilization of $30 million in cash for the acquisition of Braid in March of 1999.

INCOME TAXES

  Income tax expense decreased to $69,700 for the first quarter of 1999 from $105,000 for the first quarter of 1998. The utilization of operating loss carryforwards and certain credits has reduced the required provision for income taxes. The expense for the first quarter of 1999 reflects the anticipated effective tax rate on projected income for the year ended December 31, 1999, which is effected by the amortization of goodwill which is non-deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

  On March 31, 1999, the Company had net working capital of $20.3 million, which included cash and marketable securities of $20.0 million.

  Operating activities provided net cash of $772,900 and $889,700 during the three months ended March 31, 1999 and 1998, respectively. The cash provided in the three months ended March 31, 1999 was due to changes in accounts receivable and the timing of payments to certain vendors.

  Investing activities used net cash of $9,286,900 during the three months ended March 31, 1999. The reduction in cash was due to the acquisition of Braid Ltd., offset by the sale of marketable securities. Investing activities provided cash of $1,824,000 during the three months ended March 31, 1998, due primarily to the purchase of marketable securities during the year.

  Financing activities provided net cash of $799,400 and $553,700 for the three months ended March 31, 1999 and 1998, respectively. The cash provided was due to proceeds from sale of stock through employee stock option exercises and employee stock purchase plan purchases.

  Net accounts receivable was $20.8 million at March 31, 1999 compared to $18.0 million at March 31, 1998. The number of days sales in accounts receivables was 109 at March 31, 1999 compared to 99 at March 31, 1998. This increase in days sales outstanding is the result of the extension of payment terms for certain customers, the timing of collections, and the acquisition of Braid's outstanding receivables.

  Capital expenditures have been, and future capital expenditures are anticipated to be, primarily for facilities, equipment and computer software to support expansion of the Company's operations. As of March 31, 1999, the Company had no material commitments for capital expenditures.

  The Company believes that its current cash and cash equivalent balances and any net cash generated by operations will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next 12 months. Thereafter, if cash balances generated by operations are insufficient to satisfy the Company's operating requirements, the Company may seek additional debt or equity financing. There can be no assurance that such financing will be available on terms acceptable to the Company. The sale of additional equity or debt securities could result in dilution to the Company's stockholders. As was the case with the Braid acquisition, a portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

YEAR 2000 READINESS

   Awareness: The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems may have been developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures, generation of erroneous data or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such Year 2000 requirements. The Year 2000 problem is pervasive and complex. Significant uncertainty exists in the software industry concerning the potential impact of Year 2000 problems. The Company is assessing the potential overall impact of the impending century change on the Company's business, financial condition and results of operations.

  State of Readiness: Based on the Company's assessment to date, the Company believes the current versions of its software products and services are "Year 2000 ready" - that is, they are capable of adequately distinguishing twenty-first century dates from twentieth century dates. New products are being designed to be Year 2000 ready. Although the Company's products have undergone, or will undergo, the Company's normal quality testing procedures, there can, however, be no assurance that the Company's products will contain all necessary date code changes. Furthermore, use of the Company's products in connection with other products which are not Year 2000 compliant, including non-compliant hardware, software and firmware may result in the inaccurate exchange of dates and result in performance problems or system failure. In addition, OEM derivative versions of older products may not be year 2000 ready. Any failure of the Company's products to perform, including system malfunctions associated with the onset of Year 2000, could result in claims against the Company. However, the success of the Company's Year 2000 readiness efforts may depend on the success of its customers in dealing with the Year 2000 issue. We have issued disclosure statements to all our existing customers and have posted these statements on our website.

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

  In addition, the Company believes that the purchasing patterns of customers and potential customers of the Company may be affected by Year 2000 compliance issues as organizations expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funding available to such entities for other information technology purchases, such as those products and services offered by the Company. Furthermore, customers and potential customers may defer information technology purchases until early in the next millennium to avoid Year 2000 compliance problems. Any such deferral of purchases by the Company's customers or potential customers could have a material adverse effect on the Company's business, operating results and financial condition.

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

  The Company is currently in the process of evaluating its information technology infrastructure in order to identify and modify any products, services or systems that are not Year 2000 compliant. Based on its initial analysis of the systems potentially impacted by conducting business in the twenty-first century, the Company is applying a phased approach to making such systems, and accordingly, the Company's operations, ready for Year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in process include: an assessment of specific underlying computer systems, programs and hardware; renovation or replacement of Year 2000 non-compliant technology; validation and testing of critical systems certified by third-party suppliers to be Year 2000 compliant; and implementation of Year 2000 compliant systems. The table below describes the status and timing of such phased activities:

 IMPACTED SYSTEMS                                                TARGETED
    ASSESSMENT                          STATUS                   COMPLETION
    ----------                          ------                   -----------


Software products sold to customers
-----------------------------------
 Existing Products                      Software products        Q3 1998
                                        tested and available     (completed)
                                        for distribution

 New Products                           Ongoing testing          Q4 1999
                                        complete before release

Hardware and software
---------------------
 Systems used to deliver                Assessment in process    Q1 1999
 products and services                                           (completed)

 Communication networks used            Assessment in process    Q1 1999
 to carry products and provide services                          (completed)

 Hardware and software                  Assessment in process    Q1 1999
 Systems used to manage the                                      (completed)
 Company's business

 Hardware and software                  Validation               Q2 1999
 Systems used to deliver                and testing
 Products and services

 Communication networks used            Validation               Q2 1999
 To carry products and                  and testing
 provide services

 Hardware and software                  Validation               Q2 1999
 Systems used to manage                 and testing
 The Company's business

 Hardware and software systems          Remediation              Q3 1999

 Used to deliver Products
 and services

 Communication networks                 Remediation              Q3 1999
 used to carry products
 and provide services

 Hardware and software systems          Remediation              Q3 1999
 used to manage the Company's
 business

 Non-information technology             Systems upgraded         Q3 1999
 systems and services                   or replaced as appropriate,
                                        Testing and implementation

  Extensive Year 2000 Testing will be conducted on all systems considered critical to the Company. To date, the Company has not encountered any material problems in this regard with its computer systems or any other equipment that might be subject to such problems. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. This could result in system failures or generation of erroneous information and could cause significant disruption to business activities. The Company is reviewing what further actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems. Such actions include a review of vendor contracts and formal communication with suppliers to request certification that products are Year 2000 compliant.

  Costs to Address Year 2000 Issues: The total cost of these Year 2000 compliance activities has not been, and is not anticipated to be, material to the Company's business, results of operations and financial condition. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's estimates. However, there can be no assurance that the Company will timely identify and remedy all significant Year 2000 problems, that remediation efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition.

  Contingency Plans: The Company does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Any failure of the Company to address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition and results of operations.

CONVERSION TO A SINGLE EUROPEAN CURRENCY

  The Company has sales in a number of foreign countries, but at the present time they are not significant and the conversion to a single European currency has not had a material impact on the Company's financial results. With the acquisition of Braid and increased selling efforts in international markets, conversion impact will increase during 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  TSI SOFTWARE DEPENDS ON ITS MERCATOR PRODUCT LINE. The Company introduced its Mercator products in 1993. In recent years, a significant and increasing portion of the Company's revenue has been attributable to licenses of its Mercator products and related services, and the Company expects that revenues attributable to Mercator will represent an increasing portion of the Company's total revenue for the foreseeable future. The development and marketing of its Mercator product line has required the Company to, among other things, focus its attention and resources away from some of its traditional products, market its products to a different customer base, and shift a large portion of its development efforts to the Mercator product line. Accordingly, the Company's future operating results are highly dependent on the market acceptance and growth of its Mercator product line and enhancements to this line.

  MARKET ACCEPTANCE OF THE COMPANY'S PRODUCT LINE MAY NOT INCREASE OR REMAIN AT CURRENT LEVELS. The Company may not be able to successfully market the Mercator product line and develop extensions and enhancements to these product lines on a long-term basis. In the event the Company's current or future competitors release new products that provide, or are perceived as providing, more advanced features, greater functionality, better performance, better compatibility with other systems or lower prices than the Company's products, demand for the Company's products and services would likely decline. A decline in demand for, or market acceptance of, the Company's products as a result of competition, technological change or other factors would have a material adverse effect on the Company's business.

  TSI SOFTWARE DEPENDS ON ENTERPRISE RESOURCE PLANNING ("ERP") SYSTEM IMPLEMENTATIONS. A substantial portion of the Company's sales of its Mercator products and related services has been attributable to sales of Mercator for use with ERP Systems and related services. The Company believes that its future revenue growth, if any, will also depend in significant part upon continued sale of Mercator for use in ERP System implementations. The Company has devoted and must continue to devote substantial resources to identifying potential customers in the ERP market, building strategic relationships and attracting and retaining skilled technical, sales and professional services personnel with expertise in ERP systems. Personnel with expertise in the ERP system are in high demand and as such are typically difficult to hire and retain. Regardless of the investments the Company makes in pursuing this new market, there can be no assurance that the Company will be successful in implementing a sales and marketing strategy appropriate for this market or in attracting and retaining the necessary skilled personnel.

  DEMAND FOR AND MARKET ACCEPTANCE OF MERCATOR FOR R/3 AND RELATED SERVICES
WILL BE DEPENDENT ON THE CONTINUED MARKET ACCEPTANCE OF THE SAP R/3 SYSTEM. As a result, any factor adversely affecting demand for or use of SAP R/3 systems could have a material adverse effect on the Company's business, operating results and financial condition. Implementation of the SAP R/3 system is a costly and time-consuming process and there can be no assurance that businesses will choose to purchase such systems. Furthermore, there can be no assurance that businesses which may implement such systems will wish to commit the additional resources required to implement Mercator for R/3. In addition, SAP could in the future introduce business application integration solutions competitive with Mercator for R/3 and related services. Moreover, any changes in or new versions of SAP's R/3 system could materially and adversely affect the Company's business, operating results and financial condition if the Company were not able to successfully develop or implement any related changes to Mercator for R/3 in a timely fashion. The Company will also be required to maintain ALE, EDI, and DMI certifications for Mercator for R/3. In order to maintain such certification, the Company's product must adhere to SAP's technical specifications which are updated by SAP from time to time, and the Company has no control over whether or when such specifications will be changed. Any material change by SAP in such specifications could require the Company to devote significant development resources to updating this product to comply with such specifications. In such event, there can be no assurance that the Company would be able to successfully modify Mercator for R/3 on a timely basis, if at all, and any failure to do so could materially and adversely affect the Company's business, operating results and financial condition.

  The Company may, in the future, seek to develop and market enhancements to existing products or new products which are targeted for applications, systems or platforms which the Company believes will achieve commercial acceptance. These efforts could require the Company to devote significant development and sales and marketing personnel as well as other resources to such efforts which would otherwise be available for other purposes. The Company may not be able to successfully identify such applications, systems or platforms. Also these applications, systems or platforms will have to achieve commercial acceptance or the Company may not realize a sufficient return on its investment.

  In addition, the introduction or announcement by the Company, or by one or more of its current or future competitors, of products embodying new technologies or features could render the Company's existing products obsolete or unmarketable.

  DEPENDENCE UPON DEVELOPMENT OF DISTRIBUTION CHANNELS. An integral part of the Company's strategy is to expand both its direct sales force and its indirect sales channels such as Value-Added Resellers (or VARs), Independent Software Vendors (or ISVs), Systems Integrators (or SIs) and distributors. Although VAR's, ISVs, SIs and distributors have not accounted for a substantial percentage of the Company's total revenues historically, the Company is increasing resources dedicated to developing and expanding its indirect distribution channels. TSI Software may not be successful in expanding the number of indirect distribution channels for its products. Furthermore, any new VARs, ISV, SIs or distributors may offer competing products, or have no minimum purchase requirements of the Company's products. These third parties also may not provide adequate levels of services and technical support. The inability of the Company to enter into additional indirect distribution arrangements, the failure of these third parties to perform under agreements with the Company and to penetrate their markets, or the inablility of the Company to retain and manage VARs, ISVs, SIs and distributors with the technical and industry expertise required to market the Company's products successfully could have material adverse effect on the Company's business. The Company's planned efforts to expand its use of VARs, ISVs, SIs and distributors may not be successful. To the extent that the Company is successful in increasing its sales through indirect sales channels, it expects that those sales will be at lower per-unit prices than sales through direct channels. Therefore revenue to the Company for each such sale will be less than if the Company had licensed the same product to the customer directly.

  Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered.

  The Company's strategy of marketing its products directly to end-users and indirectly through VARs, ISVs, SIs, and distributors may also result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different resellers target the same customer, resellers may also come into conflict with each other. Although the Company has attempted to manage its distribution channels to avoid potential conflicts, channel conflicts could materially and adversely affect its relationships with existing VARs, ISVs, SIs or distributors or adversely affect its ability to attract new VARs, ISVs, SIs and distributors.

  MANAGEMENT GROWTH. The growth of the Company's business has placed, and is expected to continue to place, a strain on the Company's administrative, financial, sales and operational resources and increased demands on its systems and controls.

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

  RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION. With its recent acquisition of Braid, the Company has expanded its sales and marketing resources outside of the United States, which will require significant management attention and financial resources. The Company also expects to commit additional time and development resources to customizing its products for selected international markets and developing international sales and support channels. International operations involve a number of additional risks, including the impact of possible recessionary environments in economies outside the United States, longer receivables collections periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, dependence on independent resellers, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers, foreign currency exchange rate fluctuations, difficulties in staffing and managing foreign operations, the burdens of complying with a variety of foreign laws, potentially adverse tax consequences and political and economic instability.

  To the extent the Company's international operations continue to expand, the Company expects that an increasing portion of its international license and service and other revenues will be denominated in foreign currencies, subjecting the Company to fluctuations in foreign currency exchange rates. The Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding exchange-related losses. There can be no assurance that the foregoing factors will not have a material adverse effect on the Company's future international revenues, and the Company believes that its growth will require expansion of its sales in the foreign market. There can be no assurance that the Company will be able to sustain or increase revenue derived from international sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  TSI is exposed to market risk primarily through its investments in marketable securities. TSI's investment policy calls for investment in short term, low risk instruments. As of March 31, 1999, investments in marketable securities were $12.6 million. Due to the nature of these investments, any decrease in rates would not have material impact on the Company's financial statements.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

  In December 1997, the Company filed a complaint in the U.S. District Court for the district of Connecticut (case no. 397CV0268) against Transition Systems, Inc. for trademark infringement and unfair competition and trade practices, including using the trademark "TSI". This claim was settled in April of 1999 resulting in payment of $65,000 in damages to the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  In March 1999, the Company purchased from the stockholders of Braid (the Braid Stockholders) all of the issued and outstanding share capital of Braid in exchange for (i) $30,000,000 in cash, (ii) 2,207,258 shares of TSI Common Stock (iii) 217,311 options to purchase TSI common stock and (iv) up to an additional $20,000,000 based on certain performance goals. The 2,207,258 shares of TSI Common Stock to be issued to the Braid Stockholders will not be registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Section

4(2) thereof. The Company and the Braid Stockholders have entered into a Registration Rights Agreement, pursuant to which the Company granted the Braid Stockholders certain registration rights on Form S-3 and certain "piggyback" registration rights in connection with the resale of shares of TSI Common Stock issued to them (the "Registrable Shares"). Under the terms of the Registration Rights Agreement, TSI is to maintain in effect a shelf registration on Form S-3 pursuant to Rule 415 under the 1933 Act covering the resale by the Braid stockholders of Registrable Shares held by them.

  Through March 1999, the net offering proceeds to the Company from its initial public offering in July 1997 have been fully utilized as follows:


                           Direct or indirect payments to
                           Directors or Officers
                           of the Company or
                           their associates; to persons
                           owning ten percent or more of        Direct or
                           any class or equity securities       indirect
                           of the Company; and to               payments to
                           affiliates of the Company            others
                           ------------------------------       -----------
Construction of plant, building and facilities  --                        0
Purchase and installation of machinery and
equipment                                       --              $ 3,112,100
Purchase of real estate                         --                        0
Acquisition of other business(es)               --                3,729,000
Repayment of indebtedness
Debt                                            --                2,790,100
Capital Leases                                                       56,100
Working capital                                 --                        0
Temporary investment --                         --
Purchase of marketable securities and cash
equivalents                                                      14,585,000
Other purposes (specify)                                            -
                                                                -----------
TOTAL NET PROCEEDS                                              $24,272,300
                                                                ===========

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On March 26, 1999, at the Company's Annual Meeting of Stockholders, TSI Software's stockholders approved the proposals listed below. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

As of February 23, 1999, the record date for the Annual Meeting, there were approximately 22,464,326 shares of TSI Common Stock outstanding and entitled to vote, of which 19,952,108 were present in person or by proxy and voted at the meeting.

1. Proposal to elect five directors of the Company each to serve until the next Annual Meeting of stockholders and until his or her successor is duly elected and qualified or until his earlier resignation or removal.

                                For                    Withheld
                             ----------                --------
       Constance F Galley    19,496,020                 456,088
       Steward K. P. Gross   19,495,740                 456,368
       Ernest E. Keet        19,495,900                 456,208
       James P. Schadt       19,494,900                 457,208
       Dennis G. Sisco       19,496,500                 455,608

2. Proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock reserved for issuance thereunder by 50,000,000 shares to an aggregate of 70,000,000 shares.

           For                               19,346,462
           Against/Withheld                     601,666
           Abstain                                3,980

3. Proposal to amend the Company's 1997 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 2,500,000 to an aggregate of 4,750,000.

           For:                              13,353,902
           Against/Withheld                   4,427,208
           Abstain                                5,950

4. Proposal to ratify the selection of KPMG LLP as TSI Software's independent accountants for fiscal year ending December 31, 1999.

           For                               19,947,244
           Withheld/Against                       2,364
           Abstain                                2,500

ITEM 5. OTHER INFORMATION
     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this Quarterly Report on Form
1O-Q

    2.1 Stock Purchase Agreement, dated as of March 18, 1999, by and among the Company and the Braid stockholders.

  11.1  Computation of Earnings Per Share
  Financial Data Schedule


(b) Reports on Form 8-K.

(1) The Company filed a report on form 8-K in March, 1999 with respect to the Company's acquisition of Braid.

                    SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              TSI INTERNATIONAL SOFTWARE LTD.


Date:  May 14, 1999
                      -------------------------------------
                          Constance F. Galley
                     President and Chief Executive Officer
                      (Principal Executive Officer)

Date:  May 14, 1999
                      --------------------------------------
                           Ira A. Gerard
                   Vice President, Finance and Administration
                    Chief Financial Officer and Secretary
                      (Principal Financial Officer)