Form 10-Q
period 1999-06-30
TSI INTERNATIONAL SOFTWARE LTD
filed 1999-08-16
CIK 1039276

=================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
    Exchange Act of 1934 for the quarterly period ended June 30, 1999.

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

As of June 30, 1999, Registrant had 25,373,556 outstanding shares of Common Stock, $.01 par value.
==================================================================

                        TSI INTERNATIONAL SOFTWARE LTD.

                               TABLE OF CONTENTS

                                                                         PAGE

                                                                         ----

PART 1    FINANCIAL INFORMATION

    ITEM 1 - Financial Statements

 Consolidated Balance Sheets as of June 30, 1999 (unaudited)
      and December 31, 1998                                                3-4

 Consolidated Statements of Income for the Three Months Ended
     June 30, 1999 (unaudited) and 1998 (unaudited)                        5-6

 Consolidated Condensed Statements of Cash Flows for the Six Months
     Ended June 30, 1999 (unaudited) and 1998 (unaudited)                    7

 Notes to Consolidated Financial Statements                               8-10

    ITEM 2 -  Managements' Discussion and Analysis of Financial
              Condition and Results of Operations                        10-22

    ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk     22


PART II OTHER INFORMATION

    ITEM 1. Legal Proceedings                                               23

    ITEM 2. Changes in Securities and Use of Proceeds                       23

    ITEM 3. Defaults Upon Senior Securities                                 23

    ITEM 4. Submission Of Matters To Vote Of Security Holders               24

    ITEM 5. Other Information                                               25

    ITEM 6. Exhibits and Reports on Form 8-K                                25

SIGNATURES                                                                  25

                        TSI INTERNATIONAL SOFTWARE LTD.

                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,    DECEMBER 31,
                                                                 1999          1998
                                                             -----------   -----------
              ASSETS                                         (Unaudited)
              ------
Current Assets:
 Cash and cash equivalents                                  $  2,738,600  $15,132,700
 Marketable securities                                        12,123,900   32,812,100
 Accounts receivable, less allowances of $2,045,100 and       26,280,500   17,965,500
  $1,897,900
 Current portion of investment in licensing contracts
  receivable, net of unearned finance income of $ 56,100
  and $68,100                                                    377,200      522,000
 Deferred tax assets                                           3,984,400    2,695,100
 Prepaid expenses and other current assets                     1,285,600      729,400
                                                            ------------  -----------
   Total current assets                                       46,790,200   69,856,800

 Furniture, fixtures and equipment, net                        5,555,600    2,699,400
 Investment in licensing contracts receivable, net of
  unearned finance income of $44,500 and $51,100, less
  current portion                                                196,500      271,300
 Intangible assets, net                                      121,516,400    5,155,400
 Other assets                                                    304,600      204,400
                                                            ------------  -----------
                              Total assets                  $174,363,300  $78,187,300
                                                            ============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                          ----------------------------

Current liabilities:

 Accounts payable                                                         $  4,636,400   $ 1,546,700

  Accrued expenses                                                           7,930,000     6,479,900
  Current portion of deferred revenue                                       12,601,100     8,088,000
                                                                          ------------   -----------
    Total current liabilities                                               25,167,500    16,114,600

  Other long-term liabilities                                                   15,800        17,500
  Deferred tax liability                                                    13,785,900            --
  Deferred revenue, less current portion                                        97,500       156,400
                                                                          ------------   -----------
     Total Liabilities                                                      39,066,700    16,288,500
                                                                          ------------   -----------
Stockholders' equity:
  Common stock (70,000,000 shares authorized, par value $.01,
   25,373,556 and 22,283,138 shares issued and outstanding,
   respectively)                                                               255,000       222,800
  Additional paid-in capital                                               141,726,300    63,845,000
  Accumulated deficit                                                       (5,155,500)     (400,200)
  Cumulative foreign currency translation adjustment                          (375,000)     (338,300)

 Deferred compensation                                                      (1,154,200)   (1,430,500)
                                                                          ------------   -----------
    Total stockholders' equity                                             135,296,600    61,898,800
                                                                          ------------   -----------
   Total liabilities and stockholders' equity                             $174,363,300   $78,187,300
                                                                          ============   ===========

See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                        Three Months Ended            Six Months Ended
                                              June 30,                    June 30,
                                           -------------               -------------
                                        1999          1998          1999           1998
                                    -------------  -----------  -------------  ------------
Revenues:
  Software licensing                 $12,547,600   $ 6,646,600   $22,347,100    $11,849,900
  Service, maintenance and other      11,096,700     3,486,600    18,533,300      6,470,600
                                     -----------   -----------   -----------    -----------
     Total revenues                   23,644,300    10,133,200    40,880,400     18,320,500
                                     -----------   -----------   -----------    -----------
Cost of revenues:
 Software licensing                      381,300       501,400       817,400        740,600

  Service, maintenance and other       5,235,900       955,700     9,467,000      1,710,800
                                     -----------   -----------   -----------    -----------
    Total cost of revenues             5,617,200     1,457,100    10,284,400      2,451,400
                                     -----------   -----------   -----------    -----------
Gross profit                          18,027,100     8,676,100    30,596,000     15,869,100
Operating expenses:
  Product development                  3,718,300     1,427,600     5,928,600      2,651,400
  Selling and marketing                9,969,700     5,009,400    16,602,700      9,097,500
  General and administrative           1,956,300     1,167,400     4,018,700      2,395,500
  Amortization of intangibles          7,047,300             -     9,371,300              -
                                     -----------   -----------   -----------    -----------
   Total operating expenses           22,691,600     7,604,400    35,921,300     14,144,400
                                     -----------   -----------   -----------    -----------
Operating income (loss)               (4,664,500)    1,071,700    (5,325,300)     1,724,700


                                          Three Months Ended            Six Months Ended
                                               June 30,                     June 30,
                                          1999          1998          1999          1998
                                      ------------   -----------    -----------   ----------
 Other income, net                         230,800       363,500       741,900       686,700
                                      ------------   -----------    -----------   ----------
   Income (loss) before income taxes    (4,433,700)    1,435,200    (4,583,400)    2,411,400
 Provision for income taxes                102,000       209,800       172,000       314,800
                                      ------------   -----------   -----------    ----------
   Net income (loss)                   $(4,535,700)  $ 1,255,400   $(4,755,400)  $ 2,096,600
                                      ============   ===========   ===========   ===========
Net income (loss) per share - Basic   $      (0.18)  $       .07   $     (0.20)  $      0.11
Net income (loss) per share - Diluted $      (0.18)  $       .05   $     (0.20)  $      0.09
Weighted average number of common
 and common equivalent shares
 outstanding
     - Basic                           25,373,556    19,083,134    24,106,210    18,585,872
     - Diluted                         25,373,556    22,867,280    24,106,210    22,261,276



See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                           Six Months            Six Months
                                                         Ended June 30,        Ended June 30,
                                                         --------------        --------------
                                                            1999                   1998
                                                         ------------          ------------
Cash flows from operating activities:
  Net cash (used in) provided by operating
  activities                                            $  (3,457,300)         $   559,800

Cash flows from investing activities:
 Purchase of furniture fixtures and equipment              (2,436,200)            (821,300)
 Purchase of Braid Group Limited, net of cash acquired    (27,736,100)                   -
 Sales (purchases) of marketable securities                20,688,200          (11,723,500)
 Other                                                       (294,300)                   -
                                                         ------------           ----------
 Net cash (used in) investing activities                   (9,778,400)         (12,544,800)

Cash flows from financing activities:
 Payments under capital leases                                 (5,200)             (14,900)
 Proceeds from exercise of options                            427,200               31,300
 Proceeds from issuance under ESPP                            598,300              540,000
 Proceeds from Secondary offering, Net                                          22,181,600
                                                         ------------          -----------
 Net cash provided by financing activities                  1,020,300           22,738,000

Effect of exchange rate changes on cash and
 cash equivalents                                            (178,700)              58,500

 Net change in cash and cash equivalents                  (12,394,100)          10,811,500
Cash and cash equivalents at beginning of period           15,132,700           10,912,500
                                                         ------------          -----------
Cash and cash equivalents at end of period               $  2,738,600          $21,724,000
                                                         ============          ===========
Supplemental information:
Cash paid for:
  Interest                                               $     15,300          $     9,800
  Income taxes                                              1,224,700              291,700

Non cash investing and finance activities:
  Issuance of stock in connection with the
  acquisition of Braid.                                  $ 63,723,500                    -
  Warrants exercised on a net exercise basis                    2,300                    -

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

  Reference should be made to the Company's 1998 Annual Report on Form 10-K, which includes audited financial statements for the year ended December 31, 1998.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

(2) BUSINESS COMBINATIONS

  In March, 1999 the Company acquired all of the outstanding share capital of Braid Group Limited, ("Braid") a privately held Bermuda corporation pursuant to a Stock Purchase Agreement by and among the Company and each of the stockholders of Braid.

  TSI Software purchased all of the outstanding share capital of Braid for approximately $110.2 million excluding approximately $20 million of contingent consideration to be paid upon the achievement of certain performance criteria. The purchase price included (1) $30 million in cash, (2) 2,207,258 shares of TSI Software common stock valued at approximately $63.7 million, (3) the issuance of options to purchase 434,622 shares of the company's common stock, with a fair value of approximately $12.0 million, in exchange for all outstanding Braid stock options, and (4) approximately $4.5 million in fees and acquisition related expenses. The transaction was accounted for under the purchase method of accounting. The excess of the purchase price, excluding the contingent consideration, over the fair value of the assets is approximately $125.2 million including the effect of recording $14.8 million of deferred tax liability, related to nondeductible identifiable intangible assets. Of this amount, $39.0 million was allocated to identifiable intangible assets which are amortized over periods of 3 to 5 years, with the remainder allocated to goodwill which is amortized over 5 years.

(3)  NEWLY ADOPTED ACCOUNTING STANDARDS

   In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS 137, (Accounting for Derivative Instruments and Hedging Activities -- Deferral of the effective date of SFAS no. 133 -- an Amendment of SFAS no. 133) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement is not expected to effect the Company as the Company currently does not have any significant derivative instruments or hedging activities.

  On December 15, 1998 the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" which is effective for transactions entered into in fiscal years beginning after March 15,1999. SOP 98-9 requires the application of the "residual method" of recognition for certain components of a multiple element arrangement. Under this method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is to be recognized as revenue. All other provisions of SOP 97-2 remain in effect. The Company will adopt SOP 98-9 for software transactions in the year which begins on January 1, 2000. The Company believes that its current accounting policies substantially comply with SOP 98-9 and therefore does not expect the adoption of 98-9 to have a material effect on our operations.

  Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to the financial statements of the Company.

(4)  STOCK ACTIVITIES

  Effective April 5, 1999, the company completed a 2 for 1 common stock split in the form of a stock dividend. The accompanying financial statements have been retroactively adjusted to reflect this common stock split.

  On March 26, 1999, the stockholders approved an amendment to the Company's 1997 Equity Incentive Plan. The shares reserved for issuance under the plan were increased from 2,500,000 to an aggregate of 4,750,000.

(5)  COMPREHENSIVE INCOME

  The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" during 1998. SFAS 130 requires the Company to report comprehensive income in its financial statements, in addition to its net income. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) was ($4.8 million) and $2.1 million for the six months ended June 30, 1999 and 1998 respectively.

(6) EARNINGS PER SHARE

  Earnings per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" (SFAS 128) and SEC staff Accounting Bulletin No. 98. Under SFAS 128, basic earnings per share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

  Diluted loss per share has not been presented separately for the three and six months ended June 30, 1999, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Antidilutive potential common shares outstanding were 3,012,935 and 3,346,322 for the three and six months ended June 30, 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

  This report contains or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such difference include, but are not limited to, (1) the effects of rapid technological change and the need to make frequent product transitions, (2) the potential for software defects, (3) the impact of competitive products and pricing, (4) less than anticipated growth in the enterprise resource planning software market and related services, (5) uncertainties in attracting and retaining needed management, marketing, sales, professional services and product development personnel, (6) the Company's ability to manage growth and integrate the operations of its recent acquisitions, (7) the success of the Company's Mercator product line, (8)
the Company's ability to develop additional distribution channels, and (9) those discussed in "Factors That Many Affect Future Results" contained herein and in the Company's other filings with the Securities and Exchange Commission, including but not limited to those discussed under the heading "Risk Factors" in the Company's Registration Statement on Form, S-1 (File No. 333-52007). Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

OVERVIEW

  The Company was incorporated in Connecticut in 1985 and reincorporated in Delaware in September 1993. In June 1991, the Company began developing its Mercator product and in December 1993 released Version 1.0 of Mercator. The Company released the latest version of Mercator, in December 1998.

  Historically, the Company has derived a majority of its revenues from products other than Mercator, primarily its Trading Partner family of products and its KEY/MASTER product. However, revenue related to Mercator has grown significantly in each of the last three years and has increased as a percentage of total revenues. The Company believes that a future growth in revenues, if any, will be mainly attributable to its Mercator product line and the acquisition of new products. In view of the relatively recent introduction of Mercator and the recent acquisition of Braid, the Company believes it cannot accurately predict the amount of revenues that will be attributable to such products or other acquired products or the life of such products. To the extent the Company's Mercator products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially and adversely affected.

  The Company's revenues are derived principally from two sources: (1) license fees for the use of the Company's software products and (2) service fees for maintenance, consulting services and training related to the Company's software products. The Company recognizes revenue from software license fees based on the following four criteria: persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable, and the fee is collectible. The Company's KEY/MASTER product is licensed under term-use contracts rather than for a one-time license fee, and the Company recognizes revenue from such arrangements on a present-value basis at the inception of the contract. Revenues from consulting and training are recognized as services are performed, and maintenance revenues are recognized ratably over the maintenance period, typically one year. The Company does not actively market new contracts for KEY/MASTER but continues to receive KEY/MASTER related revenues, which are principally maintenance revenues. As a result, KEY/MASTER accounts for a larger proportion of maintenance revenues than license revenues. The Company has increased the scope of its service offerings insofar as they support the sale of its products. The Company believes that software licensing will continue to account for a larger portion of its total revenues in the future.


  Mercator can be used by IT professionals as well as Value Added Resellers
(VARs), independent software vendors (ISV'S), systems integrators (SI's) or other third parties who resell, embed or otherwise bundle Mercator with their products. To date, license fee revenues have been derived principally from direct sales of software products through the Company's direct sales force. Although the Company believes that such direct sales will continue to account for a significant portion of software licensing revenues, the Company intends to increase its use of distributors and resellers. Furthermore, the Company's planned expansion of its sales organization is expected to cause sales and marketing expenses to increase.

  The Company markets its products in North America primarily through its direct sales and telesales organizations. In addition, the Company markets its products and services outside North America through sales offices located in the United Kingdom, Germany, France, and, with the acquisition of Braid, through offices located in Singapore, Australia and Hong Kong, as well as through indirect channels. International sales are recorded in their local currency and converted in consolidation. Revenues from international customers were approximately 20% and 12% for the six months ended June 30, 1999 and 1998, respectively. The Company anticipates that revenues from international customers will represent a larger percentage of total revenue in the future.

  The size of the Company's orders can range from a few thousand dollars to over $150,000 per order. The loss or delay of large individual orders, therefore, can have a significant impact on the revenues and other quarterly results of the Company. In addition, the Company has generally recognized a substantial portion of its quarterly software licensing revenues in the last month of each quarter, and as a result, revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter which may be difficult to predict and could result in significant losses. To the extent such expenses preceed, or are not subsequently followed by, increased revenue, the Company's operating results could be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE
MONTHS ENDED JUNE 30, 1998

REVENUES:

  Total Revenues. The Company's total revenues increased 133% to $23.6 million in the second quarter of 1999 from $10.1 million in the comparable period of 1998. This increase resulted primarily from increased license sales as well as from increased billings for professional services.

Braid contributed $6.5 million in total revenues for the three month period ending June 30, 1999.

  Software Licensing. Software licensing revenues increased 89% to $12.5 million in the second quarter of 1999 from $6.6 million in the comparable period of 1998, primarily due to an increase in Mercator license revenues and license revenues of $2.9 million from Braid.

  Service, Maintenance and Other. Service, maintenance and other revenues increased 218% to $11.1 million in the second quarter of 1999 from $3.5 million in the comparable period of 1998, primarily due to higher professional services associated with sales of Mercator, Contribution of services and maintenance from Braid of $3.6 million and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease attributable to declining KEY/MASTER maintenance revenues.

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

  Total Cost of Revenues. Total cost of revenues increased 286% to $5.6 million in the second quarter of 1999 from $1.5 million in the comparable period of 1998.

  Cost of Software Licensing. Cost of software licensing revenues decreased 31% to $381,300 in the second quarter of 1999 from $501,400 in the comparable period of 1998. Software licensing gross margin increased to 97% for the second quarter of 1999 as compared to 92% for the same period in 1998.

  Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 448% to $5.2 million in the second quarter of 1999 from $955,700 in the comparable period of 1998, primarily due to the acquisition of Software Consulting Partners and Braid and the related costs, and an increase in professional services rendered, and therefore higher professional services
personnel costs, particularly Mercator-related services.   Service, maintenance
and other gross margin was 53% and 73% for the second quarter of 1999 and 1998, respectively.

OPERATING EXPENSES

  Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products and consist primarily of salaries, recruiting and other personnel- related expenses, depreciation of development equipment, supplies, travel, and allocated facilities and communications costs.

  Product development costs increased 160% to $3.7 million in the second quarter of 1999 from

$1.4 million in the second quarter of 1998, primarily due to increased product development activities related to the Mercator product line. Product development expenses as a percentage of total revenue increased to 16% in the second quarter of 1999 from 14% in the second quarter of 1998. The Company believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development. The Company expects that the absolute dollar amount of research and development expenses will increase through at least the remainder of 1999. To date, all research and development expenditures have been expensed as incurred.

  Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product descriptive literature and allocated facilities and communications costs.

  Selling and marketing costs increased 99% to $10.0 million in the second quarter of 1999 from $5.0 million in the second quarter of 1998, primarily due to the increased number of sales and marketing personnel and increased expenditures for Mercator related marketing and advertising programs. Selling and marketing expenses as a percentage of total revenues decreased to 42% in the second quarter of 1999 from 49% in the second quarter of 1998. The Company expects to continue hiring additional sales and marketing personnel and to increase promotional expenses through the remainder of 1999 to focus on the Mercator product line and the newly acquired Braid products. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollar amount.

  General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs.

  General and administrative expenses increased 68% to $2.0 million in the second quarter of 1999 from $1.2 million in the second quarter of 1998, primarily due to increased administrative costs to support the Company's growth. General and administrative expenses as a percentage of total revenues decreased to 8% for the second quarter of 1999 from 12% for the first quarter of 1998. The Company believes that the absolute dollar amount of its general and administrative expenses will continue to increase as the Company expands its administrative staff to support the Company's worldwide expansion.

  Amortization of intangibles. The amortization of goodwill and other intangibles resulting from the acquisition of Software Consulting Partners ("SCP") in November 1998 and Braid in March 1999 was $7.0 million for the three months ended June 30, 1999.

OTHER INCOME (EXPENSE) NET

  Net other income, (net) represents income earned on the Company's cash balances and interest on term contracts. Net interest income decreased to $230,800 in the second quarter of 1999 from $363,500 in the comparable period of 1998, due to lower cash balances resulting from the acquisition of Braid Inc.
in March of 1999.

INCOME TAXES

  Income tax expense decreased to $102,000 for the second quarter of 1999 from $209,800 for the second quarter of 1998. The provision for income taxes for the three months ended June 30, 1999 reflects the anticipated effective tax rate on projected income for the year ended December 31, 1999, which is affected by the amortization of goodwill which is non deductible for income tax purposes. The provision for income taxes for the three months ended June 30, 1999 has been reduced by the release of the valuation allowance related to $1.0 million in research and development tax credits as the Company determined that it was more likely than not these credits will be utilized in the year ended December 31, 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX
MONTHS ENDED JUNE 30, 1998

REVENUES:

  Total Revenues. The Company's total revenues increased 123% to $40.9 million for the six months ended June 30, 1999 from $18.3 million in the comparable period of 1998. This increase primarily resulted from increased license sales as well as increased billings for professional services. Braid contributed $8.4 million in total revenues for the six month period ending June 30, 1999.

  Software Licensing. Software licensing revenues increased 89% to $22.3 million for the six months ended June 30, 1999 from $11.8 million in the comparable period of 1998, primarily due to an increase in Mercator license revenues and license revenues of $3.5 million from Braid.

  Service, Maintenance and Other. Service, maintenance and other revenues increased 186% to $18.5 million for the six months ended June 30, 1999 from $6.5 million in the comparable period of 1998, primarily due to higher professional services associated with sales of Mercator, Braid contribution of services and maintenance of $4.9 million and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease attributable to KEY/MASTER maintenance revenues.

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

  Total Cost of Revenues. Total cost of revenues increased 320% to $10.3 million in the first six months of 1999 from $2.5 million in the comparable period of 1998.

  Cost of Software Licensing. Cost of software licensing revenues increased 10% to $817,400 in the first six months of 1999 from $740,600 in the comparable period of 1998. Software licensing gross margin was 96% and 94% for the six month period ended June 30, 1999 and 1998, respectively.

  Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 453% to $9.5 million for the first six months of 1999 from $1.7 million in the comparable period of 1998, primarily due to the acquisition of Software Consulting Partners and Braid and the related costs, and an increase in professional services rendered, and therefore higher professional services personnel costs, particularly Mercator-related services. Service, maintenance and other gross margin was 49% and 74% for the six months ended June 30, 1999 and 1998, respectively.

OPERATING EXPENSES

  Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products and consist primarily of salaries, recruiting and other personnel- related expenses, depreciation of development equipment, supplies, travel, and allocated facilities and communications costs.

  Product development costs increased 124% to $5.9 million for the six months ended June 30, 1999 from $2.7 million in the comparable period of 1998, primarily due to increased product development activities related to the Mercator product line. Product development expenses as a percentage of total revenue increased to 15% in the first six months of 1999 from 14% in the first six months of 1998. The Company believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development. The Company expects that the dollar amount of research and development expenses will increase through at least the remainder of 1999. To date, all research and development expenditures have been expensed as incurred.

  Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product descriptive literature and allocated facilities and communications costs.

  Selling and marketing costs increased 82% to $16.6 million in the first half of 1999 from $9.1 million in the first half of 1998, primarily due to the increased number of sales and marketing personnel and increased expenditures for Mercator related marketing and advertising programs. Selling and marketing expenses as a percentage of total revenues decreased to 41% in the first six months of 1999 from 50% in the first six months of 1998. The Company expects to continue hiring additional sales and marketing personnel and to increase promotional expenses through the remainder of 1999 to focus on the Mercator product line and the newly acquired Braid products. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollar amount.

  General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs.

  General and administrative expenses increased 68% to $4.0 million in the first six months of 1999 from $2.4 million in the first six months of 1998, primarily due to increased administrative costs to support the Company's growth. General and administrative expenses as a percentage of total revenues decreased to 10% for the first half of 1999 from 13% for the first half of 1998. The Company believes that the dollar amount of its general and administrative expenses will continue to increase as the Company expands its administrative staff to support the Company's worldwide expansion.

  Amortization of intangibles. The amortization of goodwill and other intangibles resulting from the acquisition of SOP in November 1998 and Braid in March 1999 was $9.4 million for the six months ended June 30, 1999.

OTHER INCOME (EXPENSE) NET

  Net other income, net represents income earned on the Company's cash balances and interest on term contracts. Net interest income increased to $741,900 in the first six months of 1999 from $686,700 in the comparable period of 1998.

INCOME TAXES

  Income tax expense decreased to $172,000 for the six months ending June 30, 1999 from $314,800 for the second quarter of 1998. The provision for income taxes for the six months ended 1999 reflects the anticipated effective tax rate on projected income for the year ended December 31, 1999 which is effected by the amortization of goodwill which is non deductible for income tax purposes. The provision for income taxes for the six months ended June 30, 1999 has been reduced by the release of the valuation allowance related to $1.0 million in research and development tax credits as the Company determined that it was more likely than not that these credits will be utilized in the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  On June 30, 1999, the Company had net working capital of $21.6 million, which included cash and marketable securities of $14.9 million.

  Operating activities (used in) provided by net cash of ($3.5 million) and $559,800 during the six months ended June 30, 1999 and 1998, respectively. The cash provided in the six months ended June 30, 1999 was due to changes in accounts receivable and the timing of payments to certain vendors.

  Investing activities (used in) net cash of ($9.8 million) during the six months ended June 30, 1999. The reduction in cash was due to the acquisition of Braid Ltd., offset by the sale of marketable securities. Investing activities
(used) cash of ($12.5 million) during the six months ended June 30, 1998 due primarily to the purchase of marketable securities during the year.

  Financing activities provided net cash of $1.0 million and $22.7 million for the six months ended June 30, 1999 and 1998, respectively. The cash provided for 1999 was due to proceeds from sale of stock through employee stock option exercises and employee stock purchase plan purchases, and for 1998 from the proceeds from a secondary offering of the Company's stock.

  Net accounts receivable was $26.3 million at June 30, 1999 compared to $11.7 million at June 30, 1998. The number of days sales in accounts receivables was 100 at June 30, 1999 compared to 104 at June 30, 1998. The decrease in days sales outstanding is the result of reducing the extension of payment terms for certain customers and the timing of collections.

  Capital expenditures have been, and future capital expenditures are anticipated to be primarily for facilities, equipment and computer software to support expansion of the Company's operation. As of June 30, 1999, the Company had no material commitments for capital expenditures.

  The Company believes that its current cash and cash equivalent balances and any net cash generated by operations will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next 12 months. Thereafter, if cash balances generated by operations are insufficient to satisfy the Company's operating requirements, the Company may seek additional debt or equity financing. There can be no assurance that such financing will be available on terms acceptable to the Company and the Company's stockholders. As was the case with the Braid acquisition, a portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

YEAR 2000 READINESS

   Awareness: The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems may have been developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures, generation of erroneous data or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such Year 2000 requirements. The Year 2000 problem is pervasive and complex. Significant uncertainty exists in the software industry concerning the potential impact of Year 2000 problems. Demand for certain of the Company's products may be generated by customers who are replacing or upgrading computer systems to accomodate the Year 2000 date change. The Company is assessing the potential overall impact of the impending century change on the Company's business, financial condition and results of operations.

  State of Readiness: Based on the Company's assessment to date, the Company believes the current versions of its software products and services are "Year 2000 ready" that is, they are capable of adequately distinguishing twenty-first century dates from twentieth century dates. New products are being designed to be Year 2000 ready. Although the Company's products have undergone the Company's normal quality testing procedures, there can, however, be no assurance that the Company's products will contain all necessary date code changes. Furthermore, use of the Company's products in connection with other products which are not Year 2000 compliant, including non-compliant hardware, software and firmware may result in the inaccurate exchange of dates and result in performance problems or system failure. In addition, OEM derivative versions of older products may not be year 2000 ready. Any failure of the Company's products to perform, including system malfunctions associated with the onset of Year 2000, could result in claims against the Company. However, the success of the Company's Year 2000 readiness efforts may depend on the success of its customers in dealing with the Year

2000 issue. We have issued disclosure statements to all our existing customers and have posted these statements on our website.

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

  In addition, the Company believes that the purchasing patterns of customers and potential customers of the Company may be affected by Year 2000 compliance issues as organizations expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funding available to such entities for other information technology purchases, such as those products and services offered by the Company. Furthermore, customers and potential customers may defer information technology purchases until early in the next millennium to avoid Year 2000 compliance problems. As a result, demand for some of the Company's products may diminish as the Year 2000 arrives, which could negatively impact the Company revenue growth rate. Any such deferral of purchases by the Company's customers or potential customers could have a material adverse effect on the Company's business, operating results and financial condition.

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

  The Company has currently evaluated its information technology infrastructure in order to identify and modify any products, services or systems that are not Year 2000 compliant. Based on its analysis of the systems potentially impacted by conducting business in the twenty-first century, the Company is applying a phased approach to making such systems, and accordingly, the Company's operations, ready for Year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in process include: an assessment of specific underlying computer systems, programs and hardware; renovation or replacement of Year 2000 non-compliant technology; validation and testing of critical systems certified by third-party suppliers to be Year 2000 compliant; and implementation of Year 2000 compliant systems. The table below describes the status and timing of such phased activities:

 Impacted Systems                                                Targeted
    Assessment                  Activity                        Completion
    ----------                  --------                        -----------

Software products sold to customers
-----------------------------------

 Existing Products            Software products                   Q3 1998
                              tested and available                (completed)
                              for distribution

 New Products                 Ongoing testing                     Q4 1999
                              complete before release

Hardware and software
---------------------

Systems used to deliver       Assessment                          Q1 1999
products and services                                             (completed)

Communication networks used   Assessment                          Q1 1999
to carry products and                                             (completed)
provide services

Hardware and software         Assessment                          Q1 1999
systems used to manage the                                        (completed)
company's business

Hardware and software         Validation                          Q3 1999
systems used to deliver       and testing
products and services         (in process)

Communication networks used   Validation                          Q3 1999
to carry products and         and testing
provide services              (in process)

Hardware and software         Validation                          Q3 1999
systems used to manage        and testing
the Company's business        (in process)

Hardware and software         Remediation                         Q3 1999
systems Used to deliver
and services Products

Communication networks        Remediation                         Q3 1999
used to carry products
and provide services

Hardware and software         Remediation                         Q3 1999
systems used to manage
the Company's business

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

CONVERSION TO A SINGLE EUROPEAN CURRENCY

  The Company has sales in a number of foreign countries, but at the present time they are not significant and the conversion to a single European currency has not had a material impact on the Company's financial results. With the acquisition of Braid Ltd. and increased selling efforts in international markets, conversion impact will increase during 1999.

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

  TSI Software depends on ERP System Implementations. A substantial portion of the Company's sales of its Mercator products and related services has been attributable to sales of Mercator for use with ERP Systems and related services. The Company believes that its future revenue growth, if any, will also depend in significant part upon continued sale of Mercator for use in ERP System implementations. The Company has devoted and must continue to devote substantial resources to identifying potential customers in the ERP market, building strategic relationships and attracting and retaining skilled technical, sales and professional services personnel with expertise in ERP systems. Personnel with expertise in the ERP system are in high demand and as such are typically difficult to hire and retain. Regardless of the investments the Company makes in pursuing this new market, there can be no assurance that the Company will be successful in implementing a sales and marketing strategy appropriate for this market or in attracting and retaining the necessary skilled personnel.

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

  Risks associated with International expansion. With its recent acquisition of Braid, the Company has expanded its administrative, sales and marketing resources outside of the United States, which will require significant management attention and financial resources. The Company also expects to commit additional time and development resources to customizing its products for selected international markets and developing international sales and support channels. International operations involve a number of additional risks, including the impact of possible recessionary environments in economies outside the United States, longer receivables collections periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, dependence on independent resellers, reduced protection for intellectual property rights in some countries, tariffs and other trade barriers, foreign currency exchange rate fluctuations, difficulties in staffing and managing foreign operations, the burdens of complying with a variety of foreign laws, potentially adverse tax consequences and political and economic instability.

  To the extent the Company's international operations continue to expand, the Company expects that an increasing portion of its international license and service and other revenues will be denominated in foreign currencies, subjecting the Company to fluctuations in foreign currency exchange rates. The Company does not currently engage in foreign currency hedging transactions. However, as the company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding exchange-related losses. There can be no assurance that the foregoing factors will not have a material adverse effect on the Company's future international revenue and, the Company believes that its growth will require expansion of its sales in the foreign market. There can be no assurance that the Company will be able to sustain or increase revenue derived from international sources.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  TSI is exposed to market risk primarily through its investments in marketable securities. TSI's investment policy calls for investment in short term, low risk instruments. As of June 30, 1999, investments in marketable securities were $12.1 million. Due to the nature of these investments, any decrease in rates would not have material impact on the Company's financial statements.

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

  Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable

ITEM 5. OTHER INFORMATION

  Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this Quarterly Report on Form
    1O-Q


  11.1  Computation of Earnings Per Share

27.1  Financial Data Schedule

(b) Reports on Form 8-K.

(1) The Company filed a report under item 2 of form 8-K in March, 1999 and an amended report on form 8-K/A in June 1999, with respect to the Company's acquisition of Braid on April 1, 1999.

                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              TSI INTERNATIONAL SOFTWARE LTD.


Date:  August 16, 1999
                           ------------------------------------------
                                      Constance F. Galley
                              President and Chief Executive Officer
                                  (Principal Executive Officer)

Date:  August 16, 1999
                           ------------------------------------------
                                        Ira A. Gerard
                           Vice President, Finance and Administration
                              Chief Financial Officer and Secretary
                                   (Principal Financial Officer)