Form 10-Q
period 1999-09-30
TSI INTERNATIONAL SOFTWARE LTD
filed 1999-11-15
CIK 1039276

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
     Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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

             Yes    X     No
                   ---       ___

As of September 30, 1999, Registrant had 25,624,921 outstanding shares of Common Stock, $.01 par value.
================================================================================

                        TSI INTERNATIONAL SOFTWARE LTD.

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART 1    FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

Consolidated Balance Sheets as of September 30, 1999 (unaudited)
    and December 31, 1998                                                  3-4

Consolidated Statements of Operations for the Three Months Ended
   and Nine Months Ended September 30, 1999 (unaudited) and 1998
   (unaudited)                                                             5-6

Consolidated Condensed Statements of Cash Flows for the Nine Months
   Ended September 30, 1999 (unaudited) and 1998 (unaudited)               7

Notes to Consolidated Financial Statements                                 8-10

   ITEM 2 -  Managements' Discussion and Analysis of Financial
             Condition and Results of Operations                           10-22

   ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk     22


PART II OTHER INFORMATION

   ITEM 1. Legal Proceedings                                               23

   ITEM 2. Changes in Securities and Use of Proceeds                       23

   ITEM 3. Defaults Upon Senior Securities                                 23

   ITEM 4. Submission Of Matters To Vote Of Security Holders               24

   ITEM 5. Other Information                                               25

   ITEM 6. Exhibits and Reports on Form 8-K                                25

SIGNATURES                                                                 25

                        TSI INTERNATIONAL SOFTWARE LTD.

                          CONSOLIDATED BALANCE SHEETS


                                                            September 30,   December 31,
                                                                 1999           1998
                                                            --------------  -------------
                   ASSETS                                    (Unaudited)      (Audited)
                   ------
Current Assets:
 Cash and cash equivalents                                   $  9,410,300    $15,132,700
 Marketable securities, at cost                                 7,025,600     32,812,100
 Accounts receivable, less allowances of $2,311,900 and        33,427,400     17,965,500
  $1,897,900
 Current portion of investment in licensing contracts
  receivable, net of unearned finance income of $53,000
  and $68,100                                                     353,200        522,000
 Deferred tax assets                                            2,804,000      2,695,100
 Prepaid expenses and other current assets                      1,883,800        729,400
                                                             ------------    -----------
   Total Current Assets                                        54,904,300     69,856,800

 Furniture, fixtures and equipment, net                         6,117,500      2,699,400
 Investment in licensing contracts receivable, net of
  unearned finance income of $45,800 and $51,100, less
  current portion                                                 210,800        271,300
 Goodwill and intangible assets, net                          168,108,700      5,155,400
 Other assets                                                     289,100        204,400
                                                             ------------    -----------
                                 Total Assets                $229,630,400    $78,187,300
                                                             ============    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
  Accounts payable                                               $  4,132,800   $ 1,546,700
  Accrued expenses                                                  7,985,800     6,479,900
  Current portion of deferred revenue                              14,276,000     8,088,000
                                                                 ------------   -----------
    Total current liabilities                                      26,394,600    16,114,600

  Other long-term liabilities                                          15,800        17,500
  Deferred tax liability                                           13,019,700            --
  Deferred revenue, less current portion                               50,900       156,400
                                                                 ------------   -----------
     Total Liabilities                                             39,481,000    16,288,500
                                                                 ------------   -----------
Stockholders' Equity:
  Common stock (70,000,000 shares authorized, par value $.01,
  25,624,921 and 21,977,852 shares issued and outstanding,
  respectively)                                                       274,800       222,800
  Additional paid-in capital                                      199,880,300    63,845,000
  Accumulated deficit                                              (8,623,200)     (400,200)
  Cumulative foreign currency translation adjustment                 (366,500)     (338,300)
  Deferred Compensation                                            (1,016,000)   (1,430,500)
                                                                 ------------   -----------
    Total Stockholders' Equity                                    190,149,400    61,898,800
                                                                 ------------   -----------
    Total Liabilities and Stockholders' Equity                   $229,630,400   $78,187,300
                                                                 ============   ===========

See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                            Three Months Ended         Nine Months Ended
                                               September 30,              September 30,
                                               ------------               ------------
                                             1999         1998         1999          1998
                                         -----------   -----------  -----------   -----------
Revenues:
  Software licensing                     $14,846,100   $ 7,967,700  $37,193,200   $19,869,600
  Service, maintenance and other          11,885,200     4,156,200   30,418,300    10,574,800
                                         -----------   -----------  -----------   -----------
    Total Revenues                        26,731,300    12,123,900   67,611,500    30,444,400
                                         -----------   -----------  -----------   -----------
Cost of revenues:
 Software licensing                          207,000       371,300    1,024,300     1,112,300
 Service, maintenance and other            5,472,400       912,600   14,939,400     2,623,400
                                         -----------   -----------  -----------   -----------
    Total Cost of Revenues                 5,679,400     1,283,900   15,963,700     3,735,700
                                         -----------   -----------  -----------   -----------
Gross profit                              21,051,900    10,840,000   51,647,800    26,708,700
Operating expenses:
  Product development                      4,144,300     1,520,400   10,072,900     4,171,800
  Selling and marketing                   11,237,900     6,203,500   27,840,500    15,300,200
  General and administrative               2,250,000     1,678,900    6,268,700     4,074,500
  Amortization of intangibles              6,934,300             -   16,305,600             -
                                         -----------   -----------  -----------   -----------
    Total Operating Expenses              24,566,500     9,402,800   60,487,700    23,546,500
                                         -----------   -----------  -----------   -----------
Operating Income                          (3,514,600)    1,437,200   (8,839,900)    3,162,200

Other income, net                            118,800       683,900      860,800     1,370,100
                                         -----------   -----------  -----------   -----------
   Income (loss) before income taxes      (3,395,800)    2,121,100   (7,979,100)    4,532,300
 Provision for income taxes                   71,900       250,000      244,000       564,700
                                         -----------   -----------  -----------   -----------
   Net income (loss)                     $(3,467,700)  $ 1,871,100  $(8,223,100)  $ 3,967,600
                                         ===========   ===========  ===========   ===========
Net income (loss) per share - Basic      $     (0.14)  $      0.09  $     (0.33)  $      0.19
Net income (loss) per share - Diluted    $     (0.14)  $      0.07  $     (0.33)  $      0.16
Weighted average number of common
 and common equivalent shares
 outstanding
     - Basic                              25,624,921    21,924,662   24,612,447    20,811,730
     - Diluted                            25,624,921    25,253,744   24,612,447    24,256,254


See accompanying notes to financial statements.

                        TSI INTERNATIONAL SOFTWARE LTD.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                              Nine Months           Nine Months
                                                          Ended September 30,   Ended September 30,
                                                          -------------------   -------------------
                                                                  1999                  1998
                                                          -------------------   -------------------
Cash flows from operating activities:
  Net cash (used in) provided by operating
  activities                                                     $ (7,111,000)         $  3,345,500

Cash flows from investing activities:
 Purchase of furniture fixtures and equipment                      (3,415,000)          (1,312,600)
 Cost of Acquisitions, net of cash received                       (22,820,000)                    -
 Sales (purchases) of marketable securities                        25,786,100           (13,983,000)
 Other                                                               (302,600)                    -
                                                                 ------------          ------------
 Net cash (used in) investing activities                             (751,500)          (15,295,600)

Cash flows from financing activities:
 Payments under capital leases                                         (5,200)              (18,100)
 Proceeds from exercise of options                                    846,000                89,000
 Proceeds from issuance under ESPP                                  1,267,400               988,600
 Proceeds from Secondary offering, Net
 Exercise of warrants                                                  (4,500)           26,149,600
                                                                 ------------          ------------
 Net cash provided by financing activities                          2,103,700            27,209,100

Effect of exchange rate changes on cash and
 cash equivalents                                                      36,400                37,500

 Net change in cash and cash equivalents                           (5,722,400)           15,296,500
Cash and cash equivalents at beginning of period                   15,132,700            10,912,500
                                                                 ------------          ------------
Cash and cash equivalents at end of period                       $  9,410,300          $ 26,209,000
                                                                 ============          ============
Supplemental information:
Cash paid for:
  Interest                                                       $     17,100          $     15,300
  Income taxes                                                      1,492,100               380,200

Non cash investing and finance activities:
  Issuance of stock in connection with the
  acquisition of Braid.                                          $ 63,723,500                     -
  Warrants exercised on a net exercise basis                            2,300                     -
  Issuance of stock in connection with the
   acquistion of Novera                                            56,152,800

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

(2)  BUSINESS COMBINATIONS

  On September 30, 1999, TSI International Software Ltd. ("TSI") completed the acquisition of Novera Software, Inc., ("Novera") a Delaware corporation, by means of a merger (the "Merger") of Natchez Acquisition Corp. ("Merger Sub"), a Delaware corporation and wholly owned subsidiary of TSI, with and into Novera, pursuant to the Agreement and Plan of Reorganization (the "Merger Agreement") dated as of September 30, 1999 by and among TSI, Merger Sub and Novera. As a result of the Merger, Novera became a wholly owned subsidiary of TSI. The Merger was effected by the filing of a Certificate of Merger with the Secretary of State of the State of Delaware on September 30, 1999.

  Novera develops, markets and supports Web application integration solutions, enabling organizations to seamlessly integrate Web-based applications such as customer self-service, customer relationship management and online retailing with back-end legacy data.

  Pursuant to the terms of the Merger Agreement, TSI purchased all of the outstanding share capital of Novera. The purchase price included (1) 1,789,916 shares of TSI common stock valued at approximately $46.6 million. (2) the issuance of options to purchase 369,142 shares of the company's common stock, with a fair value of approximately $9.6 million in exchange for all outstanding Novera stock options, the acquisition of net assets of $5.1 million of which $4.9 million was cash, and approximately $2.0 million in fees and acquisition related expenses. The transaction was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the assets is estimated at $53.0 million. Presently the company is performing a valuation of Novera and will identify the portion of purchase price allocable to net assets, identifiable intangible assets and goodwill. The intangible assets will be amortized over a 3 to 5 year period to be determined along with the valuation. The final valuation could impact the value of the intangibles and therefore the related goodwill amortization in future periods.

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

  On December 15, 1998 the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" which is effective for transactions entered into in fiscal years beginning after March 15, 1999. SOP 98-9 requires the application of the "residual method" of recognition for certain components of a multiple element arrangement. Under this method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is to be recognized as revenue. All other provisions of SOP 97-2 remain in effect. The Company will adopt SOP 98-9 for software transactions in the year which begins on January 1, 2000. The Company believes that its current accounting policies substantially comply with SOP 98-9 and therefore does not expect the adoption of SOP 98-9 to have a material effect on our operations.

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

(5)  COMPREHENSIVE INCOME

  The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" during 1998. SFAS 130 requires the Company to report comprehensive income in its financial statements, in addition to its net income. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) was ($8.2 million) and $4.0 million for the nine months ended September 30, 1999 and 1998 respectively.

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

  Diluted loss per share has not been presented separately for the three and nine months ended September 30, 1999, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Antidilutive potential common shares outstanding were 2,851,801 and 3,181,482 for the three and nine months ended September 30, 1999, respectively.

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

  Historically, the Company has derived a majority of its revenues from products other than Mercator, primarily its Trading Partner family of products and its KEY/MASTER product. However, revenue related to Mercator has grown significantly in each of the last three years and has increased as a percentage of total revenues. The Company believes that a future growth in revenues, if any, will be mainly attributable to its Mercator product line and the acquisition of new products. In view of the relatively recent introduction of Mercator and the recent acquisitions of Braid and Novera, the Company believes it cannot accurately predict the amount of revenues that will be attributable to such products or other acquired products or the life of such products. To the extent the Company's Mercator products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially and adversely affected.

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

  The Company markets its products in North America primarily through its direct sales and telesales organizations. In addition, the Company markets its products and services outside North America through sales offices located in the United Kingdom, Germany, France, and, with the acquisition of Braid, through offices located in Singapore, Australia and Hong Kong, as well as through indirect channels. International sales are recorded in their local currency and converted in consolidation. Revenues from international customers were approximately 28.5% and 9.2% for the nine months ended September 30, 1999 and 1998, respectively. The Company anticipates that revenues from international customers will continue to represent a larger percentage of total revenue in the future.

  The size of the Company's orders can range from a few thousand dollars to over $300,000 per order. The loss or delay of large individual orders, therefore, can have a significant impact on the revenues and other quarterly results of the Company. In addition, the Company has generally recognized a substantial portion of its quarterly software licensing revenues in the last month of each quarter, and as a result, revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter which may be difficult to predict and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by, increased revenue, the Company's operating results could be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE
MONTHS ENDED SEPTEMBER 30, 1998

REVENUES:

  Total Revenues. The Company's total revenues increased 121% to $26.7 million in the third quarter of 1999 from $12.1 million in the comparable period of 1998. This increase resulted primarily from increased license sales as well as from increased billings for professional services.

Braid contributed $6.6 million in total revenues for the three month period ending September 30, 1999.

 Software Licensing. Software licensing revenues increased 86% to $14.8 million in the third quarter of 1999 from $8.0 million in the comparable period of 1998, primarily due to an increase in Mercator license revenues and license revenues of $3.2 million from Braid.

 Service, Maintenance and Other. Service, maintenance and other revenues increased 186% to $11.9 million in the third quarter of 1999 from $4.2 million in the comparable period of 1998, primarily due to higher professional services associated with sales of Mercator, contribution of services and maintenance from Braid of $3.4 million and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease attributable to declining KEY/MASTER maintenance revenues.

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

 Total Cost of Revenues. Total cost of revenues increased 342% to $5.7 million in the third quarter of 1999 from $1.3 million in the comparable period of 1998.

 Cost of Software Licensing. Cost of software licensing revenues decreased 44% to $207,000 in the third quarter of 1999 from $371,300 in the comparable period of 1998. Software licensing gross margin increased to 99% for the third quarter of 1999 as compared to 95% for the same period in 1998.

 Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 500% to $5.5 million in the third quarter of 1999 from $912,600 in the comparable period of 1998, primarily due to the acquisition of Software Consulting Partners and Braid and the related costs, and an increase in professional services rendered, and therefore higher professional services personnel costs, particularly Mercator-related services. Service, maintenance and other gross margin was 54% and 78% for the third quarter of 1999 and 1998, respectively.

OPERATING EXPENSES

 Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products and consist primarily of salaries, recruiting and other personnel- related expenses, depreciation of development equipment, supplies, travel, and allocated facilities and communications costs.

 Product development costs increased 173% to $4.1 million in the third quarter of 1999 from

$1.5 million in the third quarter of 1998, primarily due to increased product development activities related to the Mercator product line. Product development expenses as a percentage of total revenue increased to 15.5% in the third quarter of 1999 from 12.5% in the third quarter of 1998. The Company believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development. The Company expects that the absolute dollar amount of research and development expenses will increase through at least the remainder of 1999. To date, all research and development expenditures have been expensed as incurred.

  Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product descriptive literature and allocated facilities and communications costs.

  Selling and marketing costs increased 81% to $11.2 million in the third quarter of 1999 from $6.2 million in the third quarter of 1998, primarily due to the increased number of sales and marketing personnel and increased expenditures for Mercator and the new financial services products, marketing, and advertising programs. Selling and marketing expenses as a percentage of total revenues decreased to 42% in the third quarter of 1999 from 51% in the third quarter of 1998. The Company expects to continue hiring additional sales and marketing personnel and to increase promotional expenses through the remainder of 1999 to focus on the expanded product line. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollar amount.

  General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs.

  General and administrative expenses increased 34% to $2.3 million in the third quarter of 1999 from $1.7 million in the third quarter of 1998, primarily due to increased administrative costs to support the Company's growth. General and administrative expenses as a percentage of total revenues decreased to 8% for the third quarter of 1999 from 14% for the third quarter of 1998. The Company believes that the absolute dollar amount of its general and administrative expenses will continue to increase as the Company expands its administrative staff to support the Company's worldwide expansion.

  Amortization of intangibles. The amortization of goodwill and other intangibles resulting from the acquisition of Software Consulting Partners ("SCP") in November 1998, Braid in March 1999, and Novera in September 1999 was $7.0 million for the three months ended September 30, 1999.

OTHER INCOME (EXPENSE) NET

  Other income, net, represents income earned on the Company's cash balances and interest on term contracts. Net interest income decreased to $118,800 in the third quarter of 1999 from $683,900 in the comparable period of 1998, due to lower cash balances resulting from the acquisition of Braid Inc. in March of 1999.

INCOME TAXES

  Income tax expense decreased to $71,900 for the third quarter of 1999 from $250,000 for the third quarter of 1998. The provision for income taxes for the three months ended September 30, 1999 reflects the anticipated annual effective tax rate on projected income for the year ended December 31, 1999, which is affected by the amortization of goodwill which is non deductible for income tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE
MONTHS ENDED SEPTEMBER 30, 1998

REVENUES:

  Total Revenues. The Company's total revenues increased 122% to $67.6 million for the nine months ended June 30, 1999 from $30.4 million in the comparable period of 1998. This increase primarily resulted from increased license sales as well as increased billings for professional services. Braid contributed $14.9 million in total revenues for the nine month period ending September 30, 1999.

  Software Licensing. Software licensing revenues increased 87% to $37.2 million for the nine months ended September 30, 1999 from $19.9 million in the comparable period of 1998, primarily due to an increase in Mercator license revenues and license revenues of $6.6 million from Braid.

  Service, Maintenance and Other. Service, maintenance and other revenues increased 187% to $30.4 million for the nine months ended September 30, 1999 from $10.6 million in the comparable period of 1998, primarily due to higher professional services associated with sales of Mercator, Braid contribution of services and maintenance of $8.3 million and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease attributable to KEY/MASTER maintenance revenues.

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

  Total Cost of Revenues. Total cost of revenues decreased 327% to $16.0 million for the nine months ended 1999 from $3.7 million in the comparable period of 1998.

  Cost of Software Licensing. Cost of software licensing revenues decreased 10% to $1.0 million in the first nine months of 1999 from $1.1 million in the comparable period of 1998. Software licensing gross margin was 97.2% and 94.4% for the nine months ended September 30, 1999 and 1998, respectively.

  Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 469% to $14.9 million for the first nine months of 1999 from $2.6 million in the comparable period of 1998, primarily due to the acquisition of Software Consulting Partners and Braid and the related costs, and an increase in professional services rendered, and therefore higher professional services personnel costs, particularly Mercator-related services. Service, maintenance and other gross margin was 50.9% and 75.2% for the nine months ended September 30, 1999 and 1998, respectively.

OPERATING EXPENSES

  Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products and consist primarily of salaries, recruiting and other personnel- related expenses, depreciation of development equipment, supplies, travel, and allocated facilities and communications costs.

  Product development costs increased 141% to $10.1 million for the nine months ended September 30, 1999 from $4.2 million in the comparable period of 1998, primarily due to increased product development activities related to the Mercator, and financial services product line. Product development expenses as a percentage of total revenue increased to 14.9% in the first nine months of 1999 from 13.7% in the first six months of 1998. The Company believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to research and development. The Company expects that the dollar amount of research and development expenses will increase through at the remainder of 1999, with the added focus on the Novera acquisition. To date, all research and development expenditures have been expensed as incurred.

  Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product descriptive literature and allocated facilities and communications costs.

  Selling and marketing costs increased 82% to $27.8 million in the nine months ended September 30, 1999 from $15.3 million in the comparable period of 1998, primarily due to the increased number of sales and marketing personnel and increased expenditures for Mercator and financial services related marketing and advertising programs. Selling and marketing expenses as a percentage of total revenues decreased to 41% in the first nine months of 1999 from 50% in the first nine months of 1998. The Company expects to continue hiring additional sales and marketing personnel and to increase promotional expenses through the remainder of 1999 to focus on the Mercator product line and the newly acquired Novera products. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollar amount.

  General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs.

  General and administrative expenses increased 58% to $6.3 million in the nine months ended September 1999 from $4.1 million in the comparable period of 1998, primarily due to increased administrative costs to support the Company's growth. General and administrative expenses as a percentage of total revenues decreased to 9.3% for the first nine months of 1999 from 13.4% for the comparable period of 1998. The Company believes that the dollar amount of its general and administrative expenses will continue to increase as the Company expands its administrative staff to support the Company's worldwide expansion.

  Amortization of intangibles. The amortization of goodwill and other intangibles in September 1999 resulting from the acquisition of SCP in November 1998, Braid in March 1999, and Novera in September 1999 was $16.3 million for the nine months ended September 30, 1999.

OTHER INCOME (EXPENSE) NET

  Other income, net, represents income earned on the Company's cash balances and interest on term contracts. Net interest income decreased to $860,800 in the nine months ended September 30, 1999 from $1.4 million in the comparable period of 1998, primarily due to the cash used for acquisitions.

INCOME TAXES

  Income tax expense decreased to $244,000 for the nine months ending September 30, 1999 from $564,700 for the comparable of 1998. The provision for income taxes for the nine months ended 1999 reflects the anticipated effective tax rate on projected income for the year ended December 31, 1999 which is effected by the amortization of goodwill which is non deductible for income tax purposes. The provision for income taxes for the nine months ended September 30, 1999 has been reduced by the release of the valuation allowance related to $1.0 million in research and development tax credits as the Company determined that it was more likely than not that these credits will be utilized in the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  On September 30, 1999, the Company had net working capital of $28.5 million, which included cash and marketable securities of $16.4 million.

  Operating activities (used) provided by net cash of ($7.1 million) and $3.3 million during the nine months ended September 30, 1999 and 1998, respectively. The cash provided in the nine months ended September 30, 1999 was due to changes in accounts receivable and the timing of payments to certain vendors.

  Investing activities (used) net cash of ($751,500) during the nine months ended September 30, 1999. The reduction in cash was due to the acquisition of Braid Ltd., offset by the sale of marketable securities. Investing activities
(used) cash of ($15.3 million) during the nine months ended September 30, 1998 due primarily to the purchase of marketable securities during the year.

  Financing activities provided net cash of $2.1 million and $27.2 million for the nine months ended September 30, 1999 and 1998, respectively. The cash provided for 1999 was due to proceeds from sale of stock through employee stock option exercises and employee stock purchase plan purchases, and for 1998 from the proceeds from a secondary offering of the Company's stock.

  Net accounts receivable was $33.4 million at September 30, 1999 compared to $18.0 million at September 30, 1998. The number of days sales in accounts receivables was 113 at September 30, 1999 compared to 101 at September 30, 1998. The increase in days sales outstanding is the result of sales being recongized towards the end of the quarter.

  Capital expenditures have been, and future capital expenditures are anticipated to be primarily for facilities, equipment and computer software to support expansion of the Company's operation. As of September 30, 1999, the Company had no material commitments for capital expenditures.

  The Company believes that its current cash and cash equivalent balances and any net cash generated by operations will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next three months. Thereafter, if cash balances generated by operations are insufficient to satisfy the Company's operating requirements, the Company may seek additional debt or equity financing. There can be no assurance that such financing will be available on terms acceptable to the Company and the Company's stockholders. As was the case with the Braid acquisition, a portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

YEAR 2000 READINESS

  Awareness: The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems may have been developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures, generation of erroneous data or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such Year 2000 requirements. The Year 2000 problem is pervasive and complex. Significant uncertainty exists in the software industry concerning the potential impact of Year 2000 problems. Demand for certain of the Company's products may be generated by customers who are replacing or upgrading computer systems to accommodate the Year 2000 date change. The Company is assessing the potential overall impact of the impending century change on the Company's business, financial condition and results of operations.

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

  In addition, the Company believes that the purchasing patterns of customers and potential customers of the Company may be affected by Year 2000 compliance issues as organizations expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funding available to such entities for other information technology purchases, such as those products and services offered by the Company. Furthermore, customers and potential customers may defer information technology purchases until early in the next millennium to avoid Year 2000 compliance problems. As a result, demand for some of the Company's products may diminish as the Year 2000 arrives, which could negatively impact the Company's revenue growth rate. Any such deferral of purchases by the Company's customers or potential customers could have a material adverse effect on the Company's business, operating results and financial condition.

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

 The Company has currently evaluated its information technology infrastructure in order to identify and modify any products, services or systems that are not Year 2000 compliant. Based on its analysis of the systems potentially impacted by conducting business in the twenty-first century, the Company has applied a phased approach to making such systems, and accordingly, the Company's operations, ready for Year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in process include: an assessment of specific underlying computer systems, programs and hardware; renovation or replacement of Year 2000 non-compliant technology; validation and testing of critical systems certified by third-party suppliers to be Year 2000 compliant; and implementation of Year 2000 compliant systems. The table below describes the status and timing of such phased activities:

 Impacted Systems                                                      Targeted
   Assessment                               Activity                  Completion
   ----------                               --------                  ----------

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

Hardware and software
---------------------

Systems used to deliver                Assessment                    Q1 1999
products and services                                                (completed)

Communication networks used            Assessment                    Q1 1999
to carry products and                                                (completed)
provide services

Hardware and software                  Assessment                    Q1 1999
systems used to manage the                                           (completed)
company's business

Hardware and software                  Validation                    Q3 1999
systems used to deliver                and testing                   (completed)
products and services                  (in process)

Communication networks used            Validation                    Q3 1999
to carry products and                  and testing                   (completed)
provide services                       (in process)

Hardware and software                  Validation                    Q3 1999
systems used to manage                 and testing                   (completed)
the Company's business                 (in process)

Hardware and software                  Remediation                   Q3 1999
systems Used to deliver                                              (completed)
and services Products

Communication networks                 Remediation                   Q3 1999
used to carry products                                               (completed)
and provide services

Hardware and software                  Remediation                   Q3 1999
systems used to manage                                               (completed)
the Company's business

Non-information technology             Systems upgraded              Q3 1999
systems and services                   or replaced as appropriate,   (completed)
                                       Testing and implementation

 Extensive Year 2000 Testing has been conducted on all systems considered critical to the Company. The Company did not encounter any material problems in this regard with its computer systems or any other equipment that might be subject to such problems.

 Costs to Address Year 2000 Issues: The total cost of these Year 2000 compliance activities has not been, and is not anticipated to be, material to the Company's business, results of operations and financial condition. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's estimates. However, there can be no assurance that the Company will timely identify and remedy all significant Year 2000 problems that remediation efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

 The Company may, in the future, seek to develop and market enhancements to existing products or new products which are targeted for applications, systems or platforms, which the Company believes, will achieve commercial acceptance. These efforts could require the Company to devote significant development and sales and marketing personnel as well as other resources to such efforts which would otherwise be available for other purposes. The Company may not be able to successfully identify such applications, systems or platforms. Also, these applications, systems or platforms will have to achieve commercial acceptance or the Company may not realize a sufficient return on its investment.

 In addition, the introduction or announcement by the Company, or by one or more of its current or future competitors, of products embodying new technologies or features could render the Company's existing products obsolete or unmarketable.

 Dependence upon Development of Distribution Channels. An integral part of the Company's strategy is to expand both its direct sales force and its indirect sales channels such as Value-Added Resellers (or VARs), Independent Software Vendors (or ISVs), Systems Integrators (or SIs) and distributors. Although VAR's, ISVs, SIs and distributors have not accounted for a substantial percentage of the Company's total revenues historically, the Company is increasing resources dedicated to developing and expanding its indirect distribution channels. TSI Software may not be successful in expanding the number of indirect distribution channels for its products. Furthermore, any new VARs, ISV's, SIs or distributors may offer competing products, or have no minimum purchase requirements of the Company's products. These third parties also may not provide adequate levels of services and technical support. The inability of the Company to enter into additional indirect distribution arrangements, the failure of these third parties to perform under agreements with the Company and to penetrate their markets, or the inability of the Company to retain and manage VARs, ISVs, SIs and distributors with the technical and industry expertise required to market the Company's products successfully could have a material adverse effect on the Company's business. The Company's planned efforts to expand its use of VARs, ISVs, SIs and distributors may not be successful. To the extent that the Company is successful in increasing its sales through indirect sales channels, it expects that those sales will be at lower per-unit prices than sales through direct channels. Therefore revenue to the Company for each such sale will be less than if the Company had licensed the same product to the customer directly.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 TSI is exposed to market risk primarily through its investments in marketable securities. TSI's investment policy calls for investment in short term, low risk instruments. As of September 30, 1999, investments in marketable securities were $7.0 million. Due to the nature of these investments, any decrease in rates would not have material impact on the Company's financial statements.

                    PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 30, 1999, the Company completed its acquisition of Novera by means of a merger (the "Merger") of Natchez Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), with and into Novera, pursuant to the Agreement and Plan of Reorganization dated as of September 30, 1999 (the "Merger Agreement") by and among the Company, Merger Sub and Novera. As a result of the Merger, Novera became a wholly owned subsidiary of the Company. The Merger was effected by the filing of a Certificate of Merger with the Secretary of State of the State of Delaware on September 30, 1999.

     Pursuant to the terms of the Merger Agreement, upon the effective time of the Merger, (i) each outstanding share of common stock, par value $.01 per share, of Novera ("Novera Common Stock"), and (ii) each outstanding share of Series A Convertible Preferred Stock, par value $.01 per share, Series B Convertible Preferred Stock, par value $.01 per share, and Series C Convertible Preferred Stock, par value $.01 per share, of Novera (collectively "Novera Preferred Stock"), was converted into the right to receive 0.204983 shares of common stock, par value $.01 per share, of the Company ("TSI Common Stock") (subject to payment of cash in lieu of any fractional shares). Each holder of Novera Common Stock and Novera Preferred Stock who is otherwise entitled to a fraction of a share of TSI Common Stock will receive cash in lieu thereof, equal to such fraction multiplied by $24.5469.

     As a result of the Merger, the former stockholders of Novera will receive an aggregate of 1,789,916 shares of TSI Common Stock and $680.93 in cash in lieu of fractional shares of TSI Common Stock in exchange for all of the shares of Novera Common Stock and Novera Preferred Stock issued and outstanding at the effective time of the Merger. Pursuant to and in accordance with the terms and conditions of the Merger Agreement and an Escrow Agreement dated as of September 30, 1999 (the "Escrow Agreement") by and among TSI, Novera, the Indemnification Representative (as defined therein) and The Bank of New York, as escrow agent, an aggregate of 178,992 of such shares will be placed in an escrow account to secure certain indemnification obligations of the former stockholders of Novera to TSI under Article IX of the Merger Agreement.

     The shares of TSI Common Stock issued in connection with the Merger were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration provided under Rule 506 of the Securities Act. As a result, all such shares are subject to restrictions on transfer under the applicable provisions of the Securities Act and will carry a legend reflecting such restrictions. Under Article X of the Merger Agreement, the Company has granted the former stockholders of Novera rights to register under the Securities Act the shares of TSI Common Stock received in connection with the Merger.

     Also, pursuant to the terms of the Merger Agreement, upon the effective time of the Merger, TSI assumed Novera's obligations under Novera's 1996 Stock Option Plan and all stock options of Novera, whether vested or unvested, outstanding as of the effective time of the Merger. The shares of Novera Common Stock subject to such stock options were converted into shares of TSI Common Stock at the rate of 0.204983 shares of TSI Common Stock for each share of Novera Common Stock or an aggregate of 369,142 shares of TSI Common Stock.

     The terms of this transaction and the consideration received by Novera's stockholders were the result of arm's-length negotiations between the representatives of the Company and Novera and took into account various factors concerning the relative valuations of the businesses and the common stock of the Company and Novera. The terms of the Merger and the exchange of Novera Common Stock and Novera Preferred Stock for TSI Common Stock are more fully described in the Merger Agreement and the Escrow Agreement. Copies of the Merger Agreement and the Escrow Agreement are filed as Exhibits 2.1 and 2.2, respectively, to the Company's Current Report on Form 8-K dated September 30, 1999 filed with the Securities and Exchange Commission on October 15, 1999 and are incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable

ITEM 5. OTHER INFORMATION

  Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) The following exhibits are filed as part of this Quarterly Report on Form 1O-Q

          2.1 Agreement and Plan of Reorganization dated as of September 30, 1999 by and among TSI International Software Ltd., Natchez Acquisition Corp. and Novera Software, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 30, 1999 and incorporated herein by reference)

          2.2 Escrow Agreement dated as of September 30, 1999 by and among TSI International Software Ltd., Novera Software, Inc., the Indemnification Representative (as defined therein) and The Bank of New York, as escrow agent (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated September 30, 1999 and incorporated herein by reference)

         10.1 Employment Agreement dated September 30, 1999 between TSI International Software Ltd. and David Power

         10.2 Employment Agreement dated September 30, 1999 between TSI International Software Ltd. and Herbert Rush

   11.1  Computation of Earnings Per Share

27.1  Financial Data Schedule

 (b) Reports on Form 8-K.

 (1) The Company filed a report under item 2 of form 8-K in October, 1999 with respect to the Company's acquisition of Novera on September 30, 1999.

               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         TSI INTERNATIONAL SOFTWARE LTD.


Date:  November 12, 1999        /s/ Constance F. Galley
                                -------------------------------------------
                                         Constance F. Galley
                                President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:  November 12, 1999        /s/ Ira A. Gerard
                                -------------------------------------------
                                         Ira A. Gerard
                                Vice President, Finance and Administration
                                   Chief Financial Officer and Secretary
                                        (Principal Financial Officer)