Form 10-K
period 1999-12-31
TSI INTERNATIONAL SOFTWARE LTD
filed 2000-03-30
CIK 1039276

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999; or

[_] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     ________________.

                        Commission file number 0-22667


                        TSI International Software Ltd.
                        -------------------------------
            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                     06-1132156
            --------                                     ----------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

            45 Danbury Road                                 06897
            ---------------                                 -----
          Wilton, Connecticut                             (Zip Code)
          -------------------
(Adress of Principal Executive Offices)

                                (203) 761-8600
                                --------------
              Registrant's Telephone Number, Including Area Code
                           _________________________

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

            Yes  X      No [__]
               -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 23, 2000 was approximately $2,323,201,286 based upon $82 per share, the last reported sale price of the Common Stock on the Nasdaq National Market on that date. As of February 23, 2000, there were 28,331,723 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None

                       TSI INTERNATIONAL SOFTWARE LTD.

                          Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 1999

                               TABLE OF CONTENTS

                                                                                                                               Page
                                                                                                                               ----
                                                              PART 1
Item 1.       Business........................................................................................................    3
Item 2.       Properties......................................................................................................   15
Item 3.       Legal Proceedings...............................................................................................   15
Item 4.       Submission of Matters to a Vote of Security Holders.............................................................   15

                                                              PART II

Item 5.       Market of Registrant's Common Equity and Related Stockholder Matters............................................   16
Item 6.       Selected Financial Data.........................................................................................   18
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........................   19
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk .....................................................   34
Item 8.       Financial Statements and Supplementary Data.....................................................................   34
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................   34

                                                             PART III

Item 10.      Directors and Executive Officers of the Registrant..............................................................   34
Item 11.      Executive Compensation..........................................................................................   38
Item 12.      Security Ownership of Certain Beneficial Owners and Management..................................................   42
Item 13.      Certain Relationships and Related Transactions..................................................................   45

                                                              PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................................   45

Signatures....................................................................................................................   47

TSI Software, the TSI Software logo, Mercator, Trading Partner, OnCall and KEY/MASTER are registered trademarks, and Mercator for R/3, Trading Partner PC, Trading Partner PC/32 and OnCall*EDI are trademarks of TSI International Software Ltd. This Report also contains trademarks and trade names of other companies.

                                    PART I

Forward-Looking Information

     This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. When used in this filing words such as "anticipate," "believe," "estimate," "expect," future," intend," "plan," and similar expressions as they relate to TSI Software are included to identify forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors including those set forth under "Factors That May Affect Future Results" and elsewhere in this document.

ITEM 1.  Business

     TSI International Software Ltd. (TSI Software), is a leading provider of software that enables companies to transform their business into an electronic business or e-business, using the Internet and corporate networks. An essential requirement for e-business is seamless integration of electronic transactions and computer applications across diverse enterprise landscapes that include back-office systems, Web applications, traditional electronic commerce applications, electronic marketplaces and electronics exchanges. Our Mercator E-Business Integration Broker software provides the glue needed for seamless e-business integration. Mercator products eliminate the major hurdles associated with integrating complex applications and transactions by resolving fundamental incompatibilities in data formats and semantics. Mercator integration software provides a single, standards-based architecture that can be applied to all e-business integration requirements, including business-to-business, consumer-to-business, and internal application-to-application integration.

     Using Mercator integration software, customers in every industry can significantly reduce the cost and risk of deploying their e-business applications, accelerate e-business benefits, and respond rapidly to changing business requirements. Third party customers, including Internet market makers, channel masters, group purchasing organizations and application service providers, can shorten the time-to-market for new e-business initiatives and provide clear competitive advantages in being able to rapidly integrate their offerings with their customer's applications.

     In November 1998, TSI Software acquired certain assets of Software Consulting Partners, a consulting firm with expertise in the implementation of enterprise resource planning systems, for approximately $5.5 million. The transaction was accounted for under the purchase method of accounting and the excess purchase price is being amortized over a three-year period.

     In March 1999, TSI Software acquired Braid Group Ltd, a leading provider of integration software products for straight-through processing of financial transactions in the international banking and securities markets. TSI Software purchased all of the outstanding capital stock of Braid for approximately $110.2 million, excluding approximately $20 million of contingent consideration to be paid upon the achievement of certain criteria. The purchase price included $30 million in cash, 2,207,258 shares of TSI Software's common stock and the issuance of 434,622 stock options. The transaction was accounted for under the purchase method of accounting and the excess purchase price is being amortized over a five-year period.

     In September 1999, TSI Software acquired Novera Software Inc., a developer of Web application integration solutions. TSI Software purchased all of the outstanding shares of capital stock of Novera for approximately $58.2 million, which included the issuance of 1,789,916 shares of TSI Software's common stock and the issuance of 369,142 stock options. The transaction was accounted for under the purchase method of accounting and the excess purchase price is being amortized over a three-year period.

     TSI International Software Ltd. was originally incorporated in Connecticut in 1985 and reincorporated in Delaware in 1993. TSI Software maintains its principal executive offices at 45 Danbury Road, Wilton, Connecticut 06897, and its telephone number is (203) 761-8600.

Industry Background

     The Internet has enabled a fundamental change in how business is conducted. With the Internet, new models for conducting business, known as e-business, are now being implemented in all industries based on sharing critical business information in real-time among customers, suppliers and other partners. Transforming a company's business operations to an e-business is a strategic imperative of every major company in every industry.

     The potential benefits of implementing collaborative e-business systems based on Internet technology are significant. They include:

          . Rapid expansion of market share through the global reach and pervasiveness of the Internet;
          . Becoming the low-cost provider through implementation of business processes that are fully integrated across demand and supply chains;
          . Being first-to-market with new Internet-based product and services offerings.

     In order for companies to realize these benefits, the information content of e-business solutions must be fully integrated with, and fully comprehended by, the rest of the business. Efficiencies and competitive advantages from e-business are only possible though the seamless flow of information among customers, suppliers and other partners and the core business systems that form the backbone of a company's operation.

     Orders received from customers over the Internet, for example, need to be converted to transactions that can be fully understood by the back-office systems that manage inventory in order to confirm product availability. Back-office systems, including packaged enterprise resource planning applications, legacy systems, databases and data warehouses must also be integrated to assure rapid turnaround of e-business transactions and assure consistency of information across application boundaries. Finally, integration of e-business transactions with suppliers, with all transaction content and meaning understood by both parties, is required to speed delivery, minimize shipping errors and reduce inventory costs.

     Implementation of e-business initiatives is placing a significant and unplanned-for burden on the information technology resources responsible for integrating e-business into a company's overall information technology architecture. Electronic business applications introduce new, more demanding requirements in terms of scalability, performance and real-time interaction that need to be reconciled with existing architectures. Electronic business applications also introduce new transaction formats, such as XML, that need to be accommodated by existing applications. In addition, companies must also integrate transactions that use older e-business standards, such as EDS, with their existing systems. Compounding the integration problem is the enormous diversity in operating platforms, applications, databases and networks within information technology organizations, all of which needs to be included in end-to-end e-business solutions.

     The requirement to integrate e-business initiatives across extended enterprises that include, customers, suppliers and other partners, has created strong demand for software that can help automate the deployment of integration solutions. By automating the integration process, customers will be able to accelerate their transformation to e-business, by minimizing the time, effort and risk of bringing new e-business systems on line. Electronic business integration software to support these needs is now viewed as essential for e-business success, representing a major opportunity for TSI Software.

     Customer demand for integration software is strong across a broad range of e-business integration requirements. These include:

          . Integration of core business systems with business-to-business transactions, including Web-based transactions, connection to electronic markplaces and exchanges, electronic data interchange over private networks, and proprietary e-commerce connections to major partners.

          . Integration of customer-facing e-business applications with core business systems, including Web-based consumer-to-business applications, Web servers, and thick client applications based on Web standards.

          . Integration of core business systems throughout the enterprise, including packaged applications, legacy systems, databases and data warehouses.

     These requirements go beyond simply "Web-enabling" existing systems and as a result, have significantly raised the bar in terms of the capabilities required by an integration solution. Simply put; new e-business initiatives must work well with their existing systems, providing seamless, near real-time transaction flows among all applications. Today, customers require integration software that can enable rapid, cost-effective implementation of scalable, high-performance e-business solutions in complex technology environments, solutions that also leverage the significant investments made in existing information technology architectures. Essential capabilities of e-business integration software to meet this expanded need include:

          . Support for all tasks associated with creating end-to-end integration solutions, from integration workflow design to solution deployment and management.
          . High levels of automation that generate significant reductions in information technology resources needed to implement end-to-end integration solutions.
          . Complete elimination of custom programming for integrating business content across application boundaries.
          . Graphical specifications of integration rules and business logic to speed implementation and enable rapid response to changes in business objectives and technology.
          . Native support for all Web-based and traditional e-business application and transaction standards.
          . Seamless integration with and message routing across, all systems for message and data transport including message software, transaction monitors, and all public and private networks.
          .    Superior performance and scalability for both Web-based and traditional e-business transactions across the enterprise.
          .    Comprehensive management of the run-time integration environment, including real-time and event-driven transaction management.

     Perhaps most important, generating significant reductions in the time and effort to achieve seamless integration is only possible with technology that is able to automate the most difficult aspect of integration, namely resolving the fundamental differences in the meaning, structure and content of each application. Without technology that is able to identify, comprehend, and codify the unique semantics that are an integral part of every application interface or transaction format, beyond the information provided in a standard file format, customers can only resolve these fundamental differences by writing custom programs.

     Current e-business integration offerings address only a portion of these integration requirements. None provide technology to resolve differences in application content and semantics. Most provide only a harness around which a significant amount of programming must be written. They include:

          . Message-based integration tools that focus on data transformation and routing, and have their origin in the middleware or "plumbing" used to connect applications. Their integration capabilities were developed as extensions to the middleware itself and were not built for general-purpose use. As a result, these tools provide limited support for integration beyond the range of the middleware on which the tool is based, often forcing a centralized hub-based architecture on the overall integration design. Web integration is clearly an afterthought, with minimum support for native Web standards.

          . Integration tools that require adherence to a fixed, top-down methodology, the end result of which is a technology framework or harness on which user-written code is hung. Basic technical-level connectivity is provided for applications outside the framework, but the integration of application content -- the most difficult integration task -- is left to the developer. These "framework" products typically have their origins in proprietary approaches to application development and have been optimized to work best when used with a proprietary architecture for data transport.

          . XML-centric technology for parsing and transforming XML documents that provide little automated support for integration beyond XML. Programming is required whenever the integration requirement goes outside the XML box, including integration with existing e-commerce formats and application-to-application integration within the enterprise. These restrictions confine the use of XML-centric tools to a narrow set of e-business requirements.

          . Loosely coupled, non-integrated technologies from vendors offering the promise of a one-stop shopping approach to e-business integration. These offerings are typically based components that are not best-of-breed, requiring users to compromise at critical steps along the integration path. These products provide no coherent support for end-to-end integration requirements, requiring use of separate interfaces for design, development, implementation and management.

     As a result, most e-business integration technology requires the addition of substantial programming and technical resources in order to develop and implement complete solutions. In addition, once built, the solutions that are created require the use of separate systems for managing and controlling the e-business operating environment. By providing best-of-breed capabilities that reduce Information Technology resource requirements to develop and implement complete solutions, and provide end-to-end e-business integration management, Mercator E-Business Integration Broker software directly addresses the two most time-consuming and costly areas in transforming a business to an e-business.

TSI Software's Solution

     TSI Software's is a leading provider of E-Business Integration Broker software that addresses customer integration requirements at every stage of their migration to e-business. We provide a complete software suite for automating the design, development, implementation and management of end-to-end e-business integration across business-to-business, consumer-to-business, and internal application-to-application integration requirements.

     TSI Software's E-Business Integration Broker products provide a scalable, standards-based integration solution that combines leading-edge technology for Web application integration, powerful graphical technology for resolving application semantics and integrating application content, and real-time management controls to enable seamless integration of applications across the extended enterprise, encompassing all commerce touch points.

     Mercator E-Business Broker software is a family of three products, all built on a common architecture, that address three different market requirements:

          . Mercator Commerce Broker enables organizations to create seamless business-to-business interfaces between enterprise systems and all commerce touch points, including customers, suppliers and electronic marketplaces, across public and private networks.
          . Mercator Enterprise Broker is an industrial-strength environment for building and executing scalable, event-driven solutions for application-to-application integration within the enterprise.
          .    Mercator Web Broker allows organizations to design, implement and manage consumer-to-business interfaces in high-performance environments by extending existing systems with customer-oriented Web interfaces.

     Because all E-Business Integration Broker products share a common architecture, customers are able to apply the same integration power across all e-business integration requirements. All products incorporate the same set of rich graphical facilities for capturing and codifying the full semantic description of application and transaction formats and transforming application content without custom programming. The same application and transaction definitions can be re-used for internal and external integration. An extensive array of off-the-shelf application, database and network adapters allows customers to fully leverage their technology investments through support for all popular middleware for messaging and data transport, major public and private networks, packaged enterprise applications, and databases.

     Unlike other integration offerings, Mercator E-Business Integration Broker products provide:

          .    Automated support for the entire spectrum of e-business
               integration requirements using a common architecture.
          .    Unique graphical capabilities that substantially reduce
               deployment time and cost and simplify maintenance.
          .    Elimination of custom programming for integrating application and transaction content, regardless of complexity.
          .    An open architecture that embraces all e-business standards.
          .    End-to-end management of e-business transactions across the enterprise.
          .    Scaleable real-time and event-driven operation in both
               centralized and decentralized e-business environments.

With Mercator E-Business Integration Broker products, customers are able to:

          .    Make significant reductions in the overall cost and risk
               associated with developing and maintaining e-business solutions.
          .    Reduce time-to-market for implementing e-business initiatives.
          .    Respond quickly to changing business requirements and technology innovations.
          .    Leverage the significant investments that have been made in existing technologies.

Strategy

     Our objective is to establish Mercator E-Business Integration Broker software as the de facto standard for e-business integration broker technology. Our major strategies for doing this are:

Leverage and expand our direct and indirect distribution channels

     TSI Software has a direct sales organization of over 80 quota-carrying sales representatives focused on Global 2000 accounts in major worldwide markets. In addition, we have over 100 MercatorWorld alliance partners, including application software vendors, systems integrators, and other technology providers who embed or resell our software with their own products and services. Revenue from partners accounted for more than 30% of revenues for the year ending December 31, 1999.

     Our partners extend our reach in multiple ways, and include companies in the following categories:

          . Application software vendors who embed our e-business transformation software in their own products.
          . E-business solution providers, including Internet market makers, Global 2000 channel masters, group purchasing organizations and application service providers.
          . Technology vendors who re-sell or recommend our software as part of their solutions.
          . Systems integrators who re-sell or recommend our software in support of their solutions.

     We intend to leverage the size and geographic reach of our channels in delivering enterprise-class integration software to the market as prime delivery vehicles for our expanded e-business integration offerings. In addition, we plan to expand both our direct and indirect channels in response to increasing market demand for e-business integration solutions.

Leverage our large base of enterprise customers

     Today, our Mercator-based software products are at the heart of industrial-strength application integration initiatives at over 1,500 enterprise-class customers worldwide in all major industries. Customers use our products to integrate internal applications in support of e-business initiatives, integrate packaged applications such as enterprise resource planning systems with legacy systems, best-of-breed applications and databases to extend their reach within the enterprise, integrate financial transaction processing with back-office systems in banking and brokerage, and integrate existing systems with e-commerce transactions from customers and suppliers.

     Our extensive cross-industry experience with major customers has provided both the catalyst and proving-ground for development of industrial strength capabilities that meet demanding requirements with respect to transaction volumes, application and transaction complexities, industry standards, industry regulations and other challenges. This experience has stretched and strengthened our integration offerings, increasing product reliability and providing a stronger base for further product expansion.

     As our existing customers migrate their business to an Internet-based e-business model, we intend to leverage the success we have had in delivering powerful, proven application-to-application integration technology to this market through the extended e-business integration capabilities of our E-Business Integration Broker products.

Leverage our expertise in fast-growing vertical markets

     Although our integration software has been used successfully across many vertical markets, we have established a base of experience, domain knowledge and a growing base of customers in vertical markets where e-business momentum is strong, including the financial services and telecommunications industries.

     In the financial services market, our ability to address a broad range of application integration requirements, including software for transaction validation, reporting and management to facilitate straight through processing and integration with all major financial networks, gives us competitive advantage in international banking and brokerage markets. Today, many companies in financial services use our software for application-to-application integration and straight through processing.

Extend our technology leadership

     TSI Software has been a market innovator in application integration. When originally introduced to the market, our Mercator software established itself as the leading software technology for transforming complex application and transaction formats to enable seamless integration among applications without the need to write programs to complete the integration task. Mercator was the first integration product to provide graphical templates for defining and managing transaction workflows in event-driven environments, was the first product certified by SAP for integration of its enterprise resource planning software with non-SAP applications, and was the first enterprise application integration software to support double-byte character sets for the Asian market.

     Within three months of the acquisition of Braid Group, we introduced Mercator FS (Financial Services), the first software product to combine straight-through processing with enterprise application integration, allowing banks and securities firms to benefit from seamless, end-to-end integration of financial transactions across departments. With Novera, TSI Software acquired the company that developed the first software product for integrating Web applications with existing systems and the first company to provide real-time management of Web application interfaces.

  We will continue to invest in research and development to integrate our Mercator software with new technologies to meet new and emerging customer requirements for e-business integration.


Products

Mercator Commerce Broker

  Mercator Commerce Broker is a comprehensive, scaleable solution for implementing real-time and event-driven business-to-business applications with business partners using both Web-based and traditional e-commerce standards. Mercator Commerce Broker allows customers to implement high-volume, mission-critical business to business applications that are fully integrated with existing systems across enterprises of any size in both distributed and centralized business to business environments. Web-based business to business applications can be seamlessly integrated with existing systems through the use of reusable business components.

  Mercator Commerce Broker provides powerful graphical integration technology that allows customers to completely transform and route transactions between applications without writing programs. Off-the-shelf adapters are provided for a broad range of electronic commerce formats including XML, EDI, S.W.I.F.T., HL7, and ACORD and for all major public and private networks including the Internet, value-added networks, and financial gateways such as S.W.I.F.T., CREST, DTC and others.

  Mercator Commerce Broker also incorporates all of the capabilities of Mercator Enterprise Broker and Mercator Web Broker.

Mercator Enterprise Broker

  Mercator Enterprise Broker is an industrial-strength platform for integrating applications across the enterprise, including packaged applications for enterprise resource planning and customer relationship management, legacy systems, databases and data warehouses. Mercator Enterprise Broker provides a rich set of capabilities for defining, building and executing scaleable, event-driven integration solutions of any complexity in both centralized and decentralized application environments. Integration solutions are completely defined using a graphical model, eliminating the need for custom programming regardless of application or transaction complexity.

  Mercator Enterprise Broker combines powerful software for transforming and routing transactions with an extensive array of adapters for integrating packaged applications from companies such as SAP, PeopleSoft, Oracle and others. Mercator Enterprise Broker supports execution on all major platforms, native integration with all major databases, and hand-in-glove operation with all popular middleware for data transport including BEA MessageQ and Tuxedo, Candle Roma, IBM MQSeries, Microsoft MQ, Oracle AQ and TIBCO Rendezvous.

Mercator Web Broker

  Mercator Web Broker is a comprehensive, scaleable solution for real-time integration of e-business applications with existing systems, including packaged applications, legacy systems and databases. Through the use of reusable business components, Mercator Web Broker allows customers to integrate any customer-facing application developed using Web-based standards to existing systems, including applications developed using XML, Enterprise Java Bean, Java Beans, Java Server Pages, Java Servlets, Component Object Model or any combination of these technologies.

  By creating reusable components, interfaces to existing systems can be shared across multiple Web applications, Web application servers or thick clients, reducing time-to-market for new e-business initiatives. Mercator Web Broker includes comprehensive application management facilities for end-to-end control, tuning and visibility in high transaction environments, including real-time event management, automatic load balancing, connection pooling, centralized operational control using LDAP directory servers, and integration with SNMP-enabled management systems.


Other Products

  TSI Software also licenses and supports:

     . Trading Partner products for electronic data interchange using national and international standards, and BusinessLink products that support Business Community Integration for suppliers and customers using EDI standards.
     . Gemini transaction matching software and Nimbus automated payments software for financial service customers.
     . KEY/MASTER, a legacy data entry product for automating the key entry of high-volume repetitive data from business documents.

Services

  Professional Services. TSI Software offers consulting and professional services to customers, who wish to have TSI Software's professionals plan, design or implement their application integration projects, or provide consulting or implementation assistance for system and e-business integration. TSI Software has expanded the number of service professionals and the scope of the services offered to address the resource needs of our customers.

  Training. In order to ensure that its customers are successful in using its products, TSI Software provides training in its six training centers and at customer locations. TSI Software offers a number of courses ranging from two to five days in length with educational content including basic product functionality and hands-on use of products. TSI Software recommends that its Mercator customers attend a basic three-day training course and believes that a majority of its Mercator customers elect to participate in such training.

Customers

  As of December 31, 1999, TSI Software had directly licensed its software to approximately 12,000 customers worldwide.

  Numerous others have licensed TSI Software's products through value added resellers, independent software vendors, systems integrators or other third parties who distribute its products to business partners to facilitate the integration of their respective business applications. No one customer accounted for more than 10% of TSI Software's sales in 1999, 1998 or 1997.

Sales and Marketing

  Sales. TSI Software markets its products and services through both direct and third party channels. TSI Software's goal is to achieve broad market penetration by pursuing multiple channels of distribution.

  As of December 31, 1999, TSI Software's sales organization consisted of 123 domestic employees and 50 international employees. TSI Software's direct field sales force focuses on sales of Mercator products to Global 2000 companies. TSI Software also maintains as part of its direct sales force a telesales organization, which generally targets smaller businesses and the desktop market. The field sales force also includes alternate channel managers who are responsible for sales through third parties. The sales organization includes systems engineers who assist with both pre- and post-sales activities.

  An important part of TSI Software's sales strategy is to continue to develop its indirect distribution channels such as value added resellers, independent software vendors and software integrators and distributors. As of December 31, 1999, over 200 third parties had agreements with TSI Software to resell, embed or otherwise bundle TSI Software's products with their offerings in the United States. As of December 31, 1999, 23 salespeople were dedicated to the indirect channel aspect of TSI Software's business.

  TSI Software markets its products and services outside of North America through sales offices located in the United Kingdom, Germany, France, Australia and Hong Kong as well as through indirect channels. Revenues from international sales offices were approximately 29.4% of TSI Software's total revenues during 1999 as compared to 11.8% in 1998. The international market is important to TSI Software, and it intends to continue to expand its sales and marketing efforts outside North America by adding additional sales staff and distributors.

  Marketing. TSI Software utilizes a wide variety of marketing programs, which are intended to attract potential customers and to promote TSI Software and its brand names. TSI Software uses a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters and Web-site marketing in order to achieve these goals. TSI Software hosts annual conferences for its customers and partners, and provides a range of marketing programs, incentives and support plans as part of its Mercator World alliance program. As of December 31, 1999, there were 33 employees in TSI Software's marketing department, 23 located in the United States and 10 located outside the United States. A majority of the international employees are located in the United Kingdom.


Technology

  TSI Software's core Mercator E-Business Integration Broker technology provides the platform for creating solutions which satisfy requirements for end-to-end integration of all applications that drive business from the Web to the back office to external business partners.

  The architecture of the Mercator platform is based on object concepts, providing reusability, interoperability, and scalability during the design process and in the resulting solutions. The Mercator platform permits TSI Software to efficiently construct and deliver integration solutions for specific markets and also allows independent software vendors and system integrators to embed Mercator functionality within their own offerings.

  The central components of the Mercator platform are a Windows-based design studio for defining integration solutions and one or more integration servers for executing the solutions created through the design process.

  Integration servers operate on more than 20 platforms including PC/Intel (Windows 9x, Windows NT, SCO Open Server); IBM AS/400 (OS/400), IBM RS/6000
(AIX) and IBM Mainframe (MVS, CICS, UNIX); HP9000 (HP-UX); Siemens-Nixdorf/Puramid (SINIX-Reliant); Sun SPARC (Solaris, OS); Digital Alpha (UNIX, Windows NT, Open VMS) and VAX(VMS); and Stratus R5 (FTX , VOS).

  TSI Software provides adapters and importers, which interface to and from specific databases, messaging systems, and applications, enabling connectivity to a specific source or destination. Database adapters are currently available for ODBC-compliant databases as well as Oracle7, Microsoft SQL Server, IBM DB2, and Sybase. Messaging adapters are available for SAP's ALE, IBM's MQSeries, Microsoft MSMQ, TIBCO Rendezvous, BEA MessageQ and Tuxedo, and Oracle AQ. Importers are currently available for COBOL copybooks; database tables for ODBC-compliant and Oracle7, Microsoft SQL Server, IBM DB2, and Sybase databases; SAP R/3 interfaces including IDocs, BAPIs, DXOB, BDC, and XML. In addition, TSI Software provides pre-packaged data objects for national and international standards, including X12 EDI, EDIFACT, HL7 (for health care), and S.W.I.F.T. (for banking and financial services).

Product Development

  Since inception, TSI Software has made substantial investments in research and development through both internal development and technology acquisition as in the purchase of Novera in September of 1999 and Braid in March of 1999. TSI Software expects that most of its new products and enhancements to existing products and new products will be developed internally. However, TSI Software will evaluate on an ongoing basis externally developed technologies for integration into its product lines.

  TSI Software expects that a substantial majority of its research and development activities will be related to developing enhancements and extensions to its Mercator E-Business Integration Broker products. Following the introduction of Mercator software, product development was initially driven by demand for additional mapping functionality and support for additional execution platforms. Later, development focus shifted to automating Mercator support for specific sources and destinations through an expanded set of adapters and importers, and development of additional pre-packaged integration solutions for specific markets. TSI Software also added a graphical management tool for cross application process workflow to the core set of Mercator capabilities. In 1999, TSI Software enhanced the Mercator product family through the acquisition of Novera's technology and the addition of increased Web based technology.

  TSI Software's products may be rendered obsolete if TSI Software fails to anticipate or react to change. Development of new products and enhancements to existing products depends, in part, on the timing of releases of new versions of applications systems by vendors, the introduction of new applications, systems or computing platforms, the timing of changes in platforms, the release of new standards or changes to existing standards, and changing customer requirements, among other factors. TSI Software may not be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. Furthermore, developed product enhancements or new products may not adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. TSI Software has in the past experienced delays in the introduction of product enhancements and new products and may experience such delays in the future. Furthermore, as the number of applications, systems and platforms supported by TSI Software's products increases, TSI Software could experience difficulties in developing on a timely basis product enhancements which address the increased number of new versions of applications, systems or platforms served by existing products. Failure of TSI Software, for any reason, to develop and introduce product enhancements or new products in a timely and cost-effective manner or to anticipate and respond adequately to changing market conditions could cause customers to delay or decide against purchases of TSI Software's products.

  As of December 31, 1999 there were 170 employees in TSI Software's research and development organization; 105 located in the U.S. and 65 located in various international locations, more than 60% of which were dedicated to the Mercator family of products. TSI Software's product development expenditures for 1999, 1998 and 1997 were $15.3 million, $5.7 million and $4.5 million, respectively. TSI Software expects that it will continue to commit significant resources to product development in the future. To date, all product development expenditures are expensed as incurred.

  The market for TSI Software's products and services is characterized by extremely rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. TSI Software's future success will depend in part upon its ability to anticipate changes, enhance its current products and develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of its customers.

Customer Support

  TSI Software believes that a high level of customer service and support is important to its success, and TSI Software provides a range of support services to its customers. TSI Software maintains product and technology experts on call at all times and has support call centers located at its offices in Wilton, Connecticut; Bannockburn, Illinois; and Boca Raton, Florida, in the United States, and in its United Kingdom offices. TSI Software has also implemented an automated Company-wide help desk system to augment its customer support efforts. This system allows for the optimization of TSI Software's resources and knowledge base at all locations and offers the customer improved service through a single point of contact.

Competition

  The market for TSI Software's products and services is extremely competitive and subject to rapid change. Because there are relatively low barriers to entry in the software market, TSI Software has seen and will continue to encounter additional competition from other established and emerging companies. TSI Software believes that the competitive factors affecting the market for TSI Software's products and services include product functionality and features; quality of professional services offerings; product quality, performance and price; ease of product implementation; quality of customer support services; customer training and documentation; and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment. Although TSI Software believes that its products and services currently compete favorably with respect to these factors, TSI Software may not be able to maintain its competitive position against current and potential competitors.

  In the e-business integration market, TSI Software's Mercator E-business Integration products and related services also compete against solutions developed internally by individual businesses to meet their specific business integration requirements. As a result, TSI Software must educate prospective customers as to the advantages of TSI Software's products and services as opposed to internally developed solutions, and be able to adequately educate potential customers to the benefits provided by TSI Software's products and services.

  In the electronic data interchange market, TSI Software's Trading Partner products compete with products offered by companies offering proprietary value added network services as part of their electronic data interchange solution, and TSI Software's PC-based Trading Partner products also compete with PC-based products offered by a number of other electronic data interchange software vendors.

  Some of TSI Software's current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than TSI Software. TSI Software's present or future competitors may be able to develop products comparable or superior to those offered by TSI Software, adapt more quickly than TSI Software to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and sale of their products. Accordingly, TSI Software may not be able to compete effectively in its markets and competition could intensify or future competition could have a material adverse effect on TSI Software's business.

  TSI Software expects that it will face increasing pricing pressures from its current competitors and new market entrants. TSI Software's competitors may engage in pricing practices that reduce the average selling prices of TSI Software's products and related services. To offset declining average selling prices, TSI Software believes that it must successfully introduce and sell new products and enhancements to existing products on a timely basis which incorporate features that can be sold at higher average selling prices. To the extent that new products and enhancements to existing products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher average selling prices, TSI Software's gross margins may decline.

Proprietary Technology

  TSI Software's success depends upon its proprietary software technology. TSI Software does not currently have patents on the majority of its products and relies principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its technology. TSI Software also believes that factors such as the technological and creative skills of its personnel, product enhancements and new product developments are essential to establishing and maintaining a technology leadership position. TSI Software enters into confidentiality and/or license agreements with its employees, distributors and customers, and limits access to and distribution of its software documentation and other proprietary information. The steps taken by TSI Software may not be sufficient to prevent misappropriation of its technology, and such protections do not preclude competitors from developing products with functionality or features similar to TSI Software's products. Furthermore, it is possible that third parties will independently develop competing technologies that are substantially equivalent or superior to TSI Software's technologies. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, which could pose additional risks of infringement as TSI Software continues to expand internationally. Any failure by or inability of TSI Software to protect its proprietary technology could have a material adverse effect on TSI Software's business.

  Although TSI Software does not believe its products infringe the proprietary rights of any third parties, infringement claims could be asserted against TSI Software or its customers in the future. Furthermore, TSI Software may initiate claims or litigation against third parties for infringement of TSI Software's proprietary rights, or for purposes of establishing the validity of TSI Software's proprietary rights. Litigation, either as plaintiff or defendant, would cause TSI Software to incur substantial costs and divert management resources from productive tasks whether or not such litigation is resolved in TSI Software's favor, which could have a material adverse effect on TSI Software's business. Parties making claims against TSI Software could secure substantial damages, as well as injunctive or other equitable relief, which could effectively block TSI Software's ability to license its products in the United States or abroad. Such a judgment could have a material adverse effect on TSI Software's business. If it appears necessary or desirable, TSI Software may seek licenses to intellectual property that it is allegedly infringing. Licenses may not be obtainable on commercially reasonable terms, if at all. The failure to obtain necessary licenses or other rights could have a material adverse effect on TSI Software's business. As the number of software products in the industry increases and the functionality of these products further overlaps, TSI Software believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time-consuming and expensive to defend and could adversely affect TSI Software's business. TSI Software is not aware of any currently pending claims that TSI Software's products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties.

Employees

  As of December 31, 1999, TSI Software had 626 employees, including 170 in research and development, 123 in professional services, 61 in customer support, 173 in sales, 33 in marketing, and 66 in finance and administration; 440 of these employees are in the United States with the remaining 186 in TSI Software's international locations. TSI Software's employees are not represented by any union. TSI believes that its relations with employees are good.

  TSI Software's future success depends in large part on the continued service of its key technical, professional services and sale personnel, as well as senior management. The loss of the services of any of one or more of TSI Software's key employees could harm TSI Software's business. All employees are employed at-will and TSI Software has no fixed-term employment agreements with its employees. TSI Software's future success also depends on its ability to attract, train and retain highly qualified sales, technical, professional services and managerial personnel. An increase in TSI Software's sales staff is required to expand both TSI Software's direct and indirect sales activities and to achieve revenue growth. Competition for these personnel is intense; as such, TSI Software has at times experienced and continues to experience difficulty in recruiting qualified technical and sales personnel, and anticipates such difficulties in the future. TSI Software, has in the past, experienced, and in the future, expects to continue to experience a time lag between the date technical, professional services and sales personnel are hired and the date such personnel become fully productive. If TSI Software is unable to hire and train on a timely basis and subsequently retain such personnel in the future, this could have an adverse affect on TSI Software's business.


ITEM 2.   PROPERTIES

  TSI Software's principal executive offices are located in Wilton, Connecticut, and consist of approximately 25,000 square feet under a lease expiring January 30, 2004. TSI Software also leases approximately 28,000 square feet in Boca Raton, Florida, which is used primarily for research and development activities; approximately 12,000 square feet in Bannockburn, Illinois, which is used primarily for telesales, technical support and production activities; and approximately 14,000 square feet in the United Kingdom, which is used primarily for customer support and sales activities. In addition, TSI Software also leases small offices in the following locations: Canton, Michigan; Landover, Maryland; Media, Pennsylvania; New York, New York; Wauwatosa, Wisconsin; Frankfurt, Germany; Paris, France; Melbourne and Sydney, Australia; and Singapore. As a result of the acquisition of Novera in September 1999, TSI Software assumed additional leased space in Burlington, Massachusetts of approximately 9,000 square feet and a small office in Iselin, New Jersey.


ITEM 3.   LEGAL PROCEEDINGS

  On or about February 1, 2000, the Company was named as a defendant and served with a complaint in an action entitled Carpet Co-Op of America Association, Inc. and FloorLINK, L.L.C. v. TSI International Software, Ltd., Civil Action
No. 00CC-000231, pending in the Circuit Court of St. Louis County, Missouri. The complaint includes counts of breach of contract, fraud and negligent misrepresentation in connection with certain software development work provided under contract by the Company. The plaintiffs allege that the Company failed to develop and provide certain software products within an alleged time requirement and misrepresented the Company's ability to provide the products within that timeframe. The complaint seeks an unspecified damage amount in excess of $2 million. The Company believes the allegations in the complaint to be without merit and intends to contest them vigorously.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our shareholders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     TSI Software's common stock is listed for trading on the Nasdaq National Market (Symbol: TSFW, changed to MCTR on February 7, 2000). TSI Software's common stock began trading on the Nasdaq National Market on July 2, 1997. Prior to that time, there was no public market for TSI Software's common stock. The following table sets forth for the fiscal periods indicated the high and low reported sale prices for TSI Software's common stock as reported by the Nasdaq National Market. The stock prices have been adjusted to reflect a two-for-one stock split that occurred on April 5, 1999.

                                                      Reported Sale Price
                                                      -------------------
                                                 High                     Low
                                                 ----                     ---
1998
First Quarter.................................   9.313                    4.75
Second Quarter................................  12.375                    8.75
Third Quarter.................................  18.125                  10.563
Fourth Quarter................................   25.50                    8.50
1999
First Quarter.................................   32.00                   20.50
Second Quarter................................  28.875                   14.00
Third Quarter.................................   28.00                  16.875
Fourth Quarter................................   66.75                   22.00
2000
First Quarter*................................ 149.875                   47.00

------------------------
* Through March 28, 2000

     The closing price for the common stock on the Nasdaq National Market on February 23, 2000 was $82.00.

     There were approximately 158 holders of record of the common stock as of February 23, 2000, although TSI Software believes that the number of beneficial owners of its common stock exceeds this number.

     TSI Software has never paid cash dividends on its common stock and does not anticipate the payment of cash dividends in the foreseeable future. TSI Software currently anticipates that any future earnings will be retained to finance TSI Software's operations.


Recent Sales of Unregistered Securities

     In September 1999 TSI Software agreed to acquire Novera Software, Inc. pursuant to an Agreement and Plan of Reorganization between TSI Software and Novera. Pursuant to the Agreement and Plan of Reorganization, TSI Software issued 1,789,916 shares to the Novera shareholders in exchange for all of the outstanding shares of Novera capital stock. The shares issued to the Novera shareholders were issued in reliance on the exemptions for non-public offerings provided by Rule 506 and section 4(2) of the Securities Act of 1933. These shares constitute "restricted securities" under Rule 144 of the Securities Act of 1933. The provisions of Rule 144 permit limited resale of "restricted securities," subject to mandatory holding periods, volume limitations and other restrictions.

     In March 1999 TSI Software agreed to acquire Braid Group LTD, pursuant to a Stock Purchase Agreement by and among TSI Software and each of the stockholders of Braid. Pursuant to the Stock Purchase Agreement,

TSI Software issued 2,207,258 shares to the Braid shareholders in exchange for all of the outstanding shares of Braid capital stock. The shares issued to the Braid shareholders were issued in reliance on the exemptions for non-public offerings provided by Rule 506 and section 4(2) of the Securities Act of 1933. These shares have subsequently been registered on Form S-3 dated July 16, 1999 and are freely tradable subject to general restrictions on transferability of shares held by affiliates of TSI Software.

     In November 1998, TSI Software agreed to acquire substantially all of the assets of and assumed certain liabilities of Software Consulting Partners, a Delaware Corporation. The 67,844 shares of TSI Software's common stock issued to Software Consulting Partners under the Asset Transfer Agreement dated November 13, 1998 by and among TSI Software, Software Consulting Partners and the sole stockholder of Software Consulting Partners (50% of such shares are being held in escrow pursuant to the terms of the Asset Agreement) were issued in reliance on the exemptions for non-public offerings provided by Rule 506 and section 4(2) of the Securities Act of 1933, as amended and thus have not been registered. These shares constitute "restricted securities" under rule 144 (d) regulated by the Securities and Exchange Commission under the Securities Act of 1933. The provisions of rule 144 permit only limited resale of "restricted securities," including that such securities must generally be held for at least one year from the date of their acquisition and may then be sold only if certain other requirements are met.

ITEM 6    SELECTED FINANCIAL DATA

                Selected Financial Data for the Last Five Years


Statements of Operations Data:                                                Year Ended December 31,
(In thousands, except per share data)
                                                       ------------------------------------------------------------------------
                                                           1999             1998           1997            1996           1995
                                                           ----             ----           ----            ----           ----
Revenues:
Software Licensing.................................   $  56,820         $ 29,105       $ 14,603        $  9,310       $  7,553
Service, Maintenance and other.....................      41,805           16,211         12,067           9,694          8,508
                                                      ---------         --------       --------        --------       --------
   Total revenues..................................      98,625           45,316         26,670          19,004         16,061
                                                      ---------         --------       --------        --------       --------

Cost of revenues:
Software Licensing.................................       1,286            1,482            778             495            725
Service, Maintenance, and other....................      21,371            5,407          2,490           2,006          2,200
                                                      ---------         --------       --------        --------       --------
   Total cost of revenues..........................      22,657            6,889          3,268           2,501          2,925
                                                      ---------         --------       --------        --------       --------
Gross Profit.......................................      75,968           38,427         23,402          16,503         13,136
                                                      ---------         --------       --------        --------       --------

Operating Expenses:
Product development................................      15,276            5,699          4,462           3,452          3,068
Selling and marketing..............................      41,187           22,033         13,095           8,715          7,160
General and administrative.........................       9,300            5,929          3,792           2,922          2,001
Amortization of intangibles........................      27,689              303             --              --             --
                                                      ---------         --------       --------        --------       --------
   Total operating expenses........................      93,452           33,964         21,349          15,089         12,229
                                                      ---------         --------       --------        --------       --------

Operating income...................................     (17,484)           4,463          2,053           1,414            907
Other income (expense), net........................         988            2,015            503            (150)           (49)
                                                      ---------         --------       --------        --------       --------
Income before taxes................................     (16,496)           6,478          2,556           1,264            858
                                                      ---------         --------       --------        --------       --------
Income tax (expense) benefit.......................         228              679            (76)            (36)           (35)
                                                      ---------         --------       --------        --------       --------

Net income (loss)..................................   $ (16,268)        $  7,157       $  2,480        $  1,228       $    823
                                                      =========         ========       ========        ========       ========
Net income (loss) per share
- Basic............................................    ($  0.64)        $   0.35       $   0.21        $   0.21       $   0.14
- Diluted..........................................    ($  0.64)        $   0.30       $   0.14        $   0.10       $   0.07
Weighted average number of common
 shares and common equivalent shares
 outstanding
- Basic............................................      25,376           20,300         11,834           5,774          5,692
- Diluted (1)......................................      25,376           23,816         17,134          11,622         10,910

                                                                                 December 31,
                                                      ------------------------------------------------------------------------
                                                           1999             1998           1997           1996           1995
                                                           ----             ----           ----           ----           ----
Balance Sheet Data:
(In thousands)
Cash and marketable securities.....................   $  14,886         $ 47,945       $ 21,403        $    41       $    143
Working capital....................................      39,669           53,742         23,371         (1,220)        (2,128)
Total assets.......................................     226,815           78,187         32,942          7,521          6,237
Total stockholders' equity (deficit)...............     187,653           61,899         25,416         (2,294)        (3,570)

______________________
(1) For an explanation of the determination of the number of shares used in computing per share amounts, see note (7) of Notes to Consolidated Financial Statements

ITEM 7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. When used in this filing, the words "intend," "anticipate," "believe", "estimate," "plan" and "expect" and similar expressions as they relate to TSI Software are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Factors That may Affect Future Results" and elsewhere in this document.

OVERVIEW

     TSI International Software Ltd. was incorporated in Connecticut in 1985 and reincorporated in Delaware in September 1993. Historically, TSI Software has derived a majority of revenues from products other than Mercator, primarily our Trading Partner family of products and the KEY/MASTER product. However, revenue related to the Mercator family of products has grown significantly in each of the last three years and has increased as a percentage of total revenues. TSI Software believes that future growth in revenues, if any, will be mainly attributed to the Mercator suite of products. TSI Software believes it cannot accurately predict the amount of revenues that will be attributable to this product line or the life of such products. To the extent our Mercator products do not maintain continued market acceptance, the business will be adversely affected.

     TSI Software revenues are derived principally from two sources: (i) license fees for the use TSI Software's products and (ii) service fees for maintenance, consulting services and training related to software products. TSI Software generally recognizes revenue from software license fees upon delivery, unless there are significant post-delivery obligations, in which case, revenues are recognized when these obligations are satisfied. This is the case with certain customers who have purchased a financial services solution whereby TSI Software recognizes revenue using the percentage of completion method as services are performed. The KEY/MASTER product is licensed under term-use contracts rather than for a one-time license fee, and TSI Software recognizes revenue from these arrangements on a present-value basis at the inception of the contract. TSI Software does not actively market new term-use contracts for KEY/MASTER but continues to receive maintenance revenues. As a result, maintenance revenue accounts for a larger proportion of KEY/MASTER revenue and increases the percentage of TSI Softwares total revenues represented by services, maintenance and other revenues. TSI Software intends to continue to increase the scope of service offerings insofar as it supports the sale of license revenues from sales of TSI Software products. We believe that software licensing revenue will continue to account for a larger portion of total revenues than service, maintenance and other revenues.

     Mercator can be used by information technology professionals as well as value added resellers, independent software vendors, software integrators or other third parties who resell, embed or otherwise bundle Mercator with their products. License fee revenues are derived from direct sales of software products through our direct sales force and indirect third parties. Sales through distributors and resellers represented approximately 40% of domestic license revenue in 1999.

     International revenue accounted for 29.4% of total revenues for the year ended December 31, 1999, 11.8% for 1998 and 9.4% of total revenues in 1997. The increase is primarily attributed to the purchase of Braid in March of 1999, and the addition of a sales office in Frankfurt, Germany.

     The size of orders can range from a few thousand dollars to over $300,000 per order. The loss or delay of large individual orders, therefore, can have a significant impact on revenue and other quarterly results. In addition, TSI Software generally recognizes a substantial portion of its quarterly software licensing revenues in the last month of each quarter, and as a result, revenue for any particular quarter may be difficult to predict in advance. Because operating expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by increased revenue, operating results would be materially and adversely affected. As a result of these and other factors operating results for any quarter are subject to variation, and period-to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:

                                                Years Ended December 31,
                                           ------------------------------
                                            1999        1998        1997
                                            ----        ----        ----
Revenues:
   Software licensing ..................    57.6%       64.2%       54.7%
   Service, maintenance and other ......    42.4        35.8        45.3
                                           -----       -----       -----
     Total revenue .....................   100.0       100.0       100.0
                                           -----       -----       -----

Cost of revenues:
   Software licensing ..................     1.3         3.3         2.9
   Service, Maintenance and other ......    21.7        11.9         9.3
                                           -----       -----       -----
     Total cost of revenues ............    23.0        15.2        12.2
                                           -----       -----       -----

Gross Profit ...........................    77.0        84.8        87.8
                                           -----       -----       -----

Operating expenses:
   Product development .................    15.5        12.6        16.7
   Selling and marketing ...............    41.8        48.6        49.1
   General and administrative ..........     9.4        13.1        14.2
   Amortization of intangibles .........    28.1         0.7          --
                                           -----       -----       -----
     Total operating expenses ..........    94.8        75.0        80.0
                                           -----       -----       -----
   Operating Income (loss) .............   (17.7)        9.8         7.8
   Other income (expense), net .........     1.0         4.5         1.8
                                           -----       -----       -----
   Income (loss) before taxes ..........   (16.7)       14.3         9.6
   Income taxes (expense) benefit.......     0.2         1.5        (0.3)
                                           -----       -----       -----
   Net income (loss)....................   (16.5)       15.8         9.3
                                           =====       =====       =====

Gross profit:
   Software licensing ..................    97.7%       94.9%       94.8%
   Service, maintenance and other.......    48.9        66.6        81.3

Year Ended December 31, 1999 compared with Year Ended December 31, 1998

REVENUES

     Total Revenues. Total revenues increased 118% from $45.3 million in 1998 to $98.6 million in 1999.

     Software Licensing. Total software licensing revenues increased 95% from $29.1 million in 1998 to $56.8 million in 1999. Domestic software licensing revenues increased 61% from $25.9 million in 1998 to $41.5 million in 1999, primarily due to an increase in Mercator license revenues as a result of a larger customer base. International software licensing revenues increased 372% from $3.2 million in 1998 to $15.3 million in 1999. This increase was the result of the Braid acquisition and the larger salesperson base available to sell our Mercator products. International licensing revenues from Braid products and Mercator products were $8.0 million and $7.3 million, respectively.

     Service, Maintenance and Other. Service, maintenance and other revenues increased 158% from $16.2 million in 1998 to $41.8 million in 1999. Domestic service, maintenance and other revenues increased 99% from $14.1 million in 1998 to $28.1 million in 1999. This increase was a result of increased service demands from our Mercator customers and the related acquisition of services personnel to address those needs, as well as additional maintenance revenues on the Mercator license sales. International service, maintenance and other revenues increased 547% from $2.1 million in 1998 to $13.7 million in 1999. This increase is primarily attributed to the larger service component of the traditional Braid financial services product as well as increased services on our Mercator product sales. Service, maintenance and other revenues from Braid products and Mercator products sold internationally were $12.6 million and $1.1 million, respectively.


COST OF REVENUES

     Cost of software licensing revenues consists primarily of CD-ROMs, manuals, distribution costs and the cost of third-party software that TSI Software resells. Cost of service, maintenance and other revenues consists primarily of personnel-related costs in providing maintenance, technical support, consulting, and training to customers.

     Gross margin on software licensing revenues is higher than gross margin on service, maintenance and other revenues, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services. Cost of service, maintenance and other revenues also varies based upon the mix of maintenance, technical support, training and professional consulting services.

     Cost of Software Licensing. Total cost of software licensing revenues decreased from $1.5 million in 1998 to $1.3 million in 1999. This decrease was due to a decrease in costs of distribution. In 1999, the majority of products were sold on a single CD-ROM, which includes all documentation and other materials, thereby reducing the costs of packaging and materials as well as shipping charges. Software licensing gross margin increased to 98% for 1999 over 95% in 1998, due to the volume of sales and low cost of software distribution. Cost of software licensing revenues for domestic operations decreased to $884,600 in 1999 from $1.3 million in 1998 and gross margin on software licensing domestic increased to 98% in 1999 from 95% in 1998 as a result of the low cost of distribution and the resulting economies of scale on the larger number of transactions. The cost of software licensing from international operations was $389,900 in 1999. This cost was due to the purchase of Braid in March of 1999 and the increase in international sales of Braid's traditional financial services products as well as the increased sales of TSI Software's Mercator products. Costs for international sales for 1998 were minimal. Gross margin on software licensing international was 97% for 1999.

     Total Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 295% from $5.4 million in 1998 to $21.4 million in 1999. Gross Margin on total costs of service, maintenance and other were 48% and 66%, respectively. This decrease is due to the increase in the lower margin professional services offerings for 1999. Cost of service, maintenance and other for domestic operations increased to $14.5 million in 1999 compared to $5.4 million in 1998. This increase is primarily due to the increase in services performed for Mercator customers along with costs of training services purchased by our increased customer base. Gross margin on service, maintenance and other, domestic was 48% in 1999 and 66% in 1998. Gross margin for the professional service component was 31%. The difference is related to lower margins on professional services than on maintenance services. Cost of service, maintenance and other for international operations increased to $6.8 million in 1999 from a minimal cost in 1998. This increase was the result of the acquisition of Braid and related services personnel. In addition, Braid's traditional financial services products have a larger professional services component than TSI Software's Mercator product suite. Accordingly, international gross margin in 1999 was 26% for professional services, as compared to domestic gross margin of 31%. Gross margins on service, maintenance and other for international operations was 50% for 1999.


OPERATING EXPENSES

     Product development. Product development expenses include expenses associated with the development of new products and enhancements to existing products. These expenses consist primarily of salaries, recruiting, and other personnel-related costs, depreciation of development equipment, supplies, travel and allocated facilities and communication costs.

     Product development expenses increased 168% from $5.7 million in 1998 to $15.3 million in 1999, primarily due to increased headcount associated with the development of new Mercator based products and the acquisition of Braid in March 1999 and Novera in September 1999. Product development expenses represented 13% and 15% of total revenues for 1998 and 1999, respectively. International product development expenses were $5.6 million in 1999. There was no development performed internationally in 1998.

     TSI Software believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, TSI Software anticipates that it will continue to devote substantial resources to research and development. TSI Software expects that the dollar amount of research and development expenses will continue to increase, particularly in the U.S. To date, all research and development expenditures are expensed as incurred.

     Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product descriptive literature, and allocated facilities and communications costs.

     Selling and marketing expenses increased 87% from $22.0 million in 1998 to $41.2 million in 1999. This increase was primarily due to the acquisitions and the increased number of sales and marketing personnel hired to pursue Mercator marketing opportunities and programs. Selling and marketing expenses represented 49% and 42% of total revenues for 1998 and 1999, respectively.

     During 1999, the acquisition of Braid resulted in an increase in headcount of 27 salespeople. These individuals sold both the traditional Braid financial services products as well as the Mercator product line. Selling and marketing costs for international operations were $11.4 million in 1999.

     General and administrative. General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for TSI Software's administrative, executive, and finance personnel as well as outside legal, tax services, and audit fees.

     General and administrative expenses increased 57% from $5.9 million in 1998 to $9.3 million in 1999. The increase was primarily due to increased number of employees, the cost of management information system staff, as well as increased depreciation expenses for related equipment and software. The acquisition of Braid in March of 1999 and the establishment of a German sales office increased both headcount and expense in the administrative area. International administrative costs were $2.9 million for 1999. General and administrative expenses were 13% and 9% of total revenues for 1998 and 1999, respectively.

     TSI Software believes that the dollar amount of its general and administrative expenses will increase in the future as TSI Software continues to expand its administrative staff and incurs additional costs to enhance its systems and administrative processes.

     Amortization of Intangibles. Intangible assets are comprised of the excess of the purchase price and related costs of an acquired business over the value assigned to tangible assets. The acquisitions made by TSI Software were accounted for under the purchase method of accounting. The purchase prices were allocated to the tangible and identifiable intangible assets based on their estimated fair values with any excess designated as goodwill. Intangible assets, including goodwill, are amortized over their estimated useful lives, which range from three to five years.

     Amortization expense increased from $303,000 in 1998 to $27,689,200 in 1999 as a result of the acquisitions of Braid in March 1999 and Novera in September 1999. The amortization expense in 1998 consisted of two months of amortization relating to the acquisition of SCP. As a result of these acquisitions, as of December 31, 1998 and 1999, TSI Software had net intangible assets of $5.2 million and $153.2 million, respectively.


OTHER INCOME (EXPENSE), NET

     Interest income decreased from $2,025,000 in 1998 to $987,900 in 1999, primarily due to the use of cash in the acquisitions of Braid and Novera during 1999. Borrowing expenses decreased from $10,900 in 1998 to $0 in 1999 due to the expiration of TSI Software's line of credit. TSI Software had no other outstanding debt obligations during 1999.


TAXES

     At December 31, 1999, TSI Software had $21.0 million of non-deductible expenses; primarily amortization of goodwill and other intangible assets. TSI Software also had deferred tax assets of $10.6 million. TSI Software has concluded that it is more likely than not that TSI Software will realize the benefits of these deferred tax assets; accordingly, TSI Software reversed its valuation allowance for deferred income taxes. This resulted in the recording of a net tax benefit for the year ending December 31, 1999. At December 31, 1998, TSI Software had concluded that it was more likely than not that all net operating loss carryforwards would be utilized; accordingly, TSI Software reversed its valuation allowance for deferred income taxes, which resulted in the recording of a net tax benefit for the year ending December 31, 1998.

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

REVENUES

     Total Revenues. Total revenues increased 70% from $26.7 million in 1997 to $45.3 million in 1998.

     Software Licensing. Total software licensing revenues increased 99% from $14.6 million in 1997 to $29.1 million in 1998. Domestic software licensing revenues increased 96% from $13.2 million in 1997 to $25.9 million in 1998. International software licensing revenues increased 129% from $1.4 million in 1997 to $3.2 million in 1998. These increases were primarily due to a 154% increase in Mercator license revenue to $23.8 million in 1998 from $9.4 million in 1997, partially offset by decreases in licenses of TSI Software's KEY/MASTER product.

     Service, Maintenance and other. Total service, maintenance and other revenues increased 34% from $12.1 million in 1997 to $16.2 million in 1998. Domestic service, maintenance and other revenues increased 28% from $11.0 million in 1997 to $14.1 million in 1998. International service, maintenance and other revenues increased 91% from $1.1 million in 1997 to $2.1 million in 1998. These increases were primarily due to a 70% increase in professional service revenues to $6.4 million in 1998 from $3.8 million in 1997, most of this was a result of professional services associated with Mercator. To a lesser extent, these increases were also due to an increase in Mercator maintenance revenues, offset by a slight decrease in maintenance revenues related to TSI Software's KEY/MASTER products. Maintenance revenues attributable to KEY/MASTER were $4.2 million and $3.8 million for 1997 and 1998, respectively.


COST OF REVENUES

     Cost of Software Licensing. Cost of software licensing revenues increased 90% from $778,000 in 1997 to $1,481,000 in 1998. This increase was due to an increase in product sales of Mercator. Software licensing gross margin remained constant at 95% in 1997 and 1998.

     Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 116% from $2.5 million in 1997 to $5.4 million in 1998. The increase was primarily due to an increase in the number of support personnel related to TSI Software's Mercator product and the November 1998 acquisition of SCP service personnel.

OPERATING EXPENSES

     Product development. Product development expenses increased 27% from $4.5 million in 1997 to $5.7 million in 1998, primarily due to increased number of employees associated with the development of new Mercator-based products. Product development expenses represented 17% and 13% of total revenues for 1997 and 1998, respectively

     Selling and Marketing. Selling and marketing expenses increased 68% from $13.1 million in 1997 to $22.0 million in 1998. This increase was primarily due to the increased number of sales and marketing personnel required to address Mercator marketing opportunities and increased spending on Mercator-related marketing programs. Selling and marketing expenses represented 49% of total revenues for both 1997 and 1998.

     General and administrative. General and administrative expenses increased 56% from $3.8 million in 1997 to $5.9 million in 1998. The increase was primarily due to increased headcount and the cost of management information system staff and increased depreciation expenses for related equipment and software. General administrative expenses remained constant at 14% of total revenues for 1997 and 1998, respectively.

     Amortization of Intangibles. Amortization expense increased from $0 in 1997 to $303,000 in 1998 as a result of the acquisition of SCP in November 1998. Amortization expense in 1998 consisted of two months of amortization of SCP intangible assets. As of December 31, 1998, TSI Software had net intangible assets of $5.2 million.

OTHER INCOME (EXPENSE), NET

     Interest income increased from $688,000 in 1997 to $2,025,000 in 1998 due to the investment income earned on proceeds from TSI Software's initial and secondary public offerings. Borrowing expenses decreased from $185,000 in 1997 to $10,900 in 1998 due to the repayment of TSI Software's bank debt with the proceeds from its initial public offering.


TAXES

     At December 31, 1998, TSI Software had concluded that it was more likely than not that all net operating loss carryforwards would be utilized; accordingly, TSI Software reversed its valuation allowance for deferred income taxes which resulted in the recording of a net tax benefit for the year ending December 31, 1998. Due to the utilization of net operating loss carryforwards, the provision for income taxes for 1997 was not significant.


LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 1999, TSI Software had net working capital of $39.7 million, which included cash and marketable securities of $14.9 million. Working capital at December 31, 1998 was $53.7 million, which included cash and marketable securities of 47.9 million. In 1999, cash used by operations was $8.4 million compared to cash provided of $5.7 million in 1998.

     Net accounts receivable were $38.3 million at December 31, 1999 compared to $18.0 million at December 31, 1998. The number of days of average revenues in accounts receivable was 109 at December 31, 1998 compared to 111 at December 31, 1999. The increase in accounts receivable is due to the large percentage of sales billed during the last month of the quarter as compared to 1998, the increase in deferred revenue and the granting of extended terms for certain customers. In response to the increase in days sales outstanding, TSI Software has dedicated additional resources to the collection of outstanding receivables. Capital expenditures have been, and future capital expenditures are anticipated to be, primarily for facilities, equipment and computer software to support expansion of the companies operations. Additions to property plant and equipment accounted for $4.6 million and $1.8 million of expenditures for 1999 and 1998, respectively. As of December 31, 1999, TSI Software had no material commitments for capital expenditures.

     TSI Software believes that its current cash and cash equivalent balances, and future cash generated by operations, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for a least a six month period. Thereafter, if cash generated by operations is insufficient to satisfy TSI Software's operating requirements, TSI Software may seek additional debt or equity financing. As of March 1, 2000 TSI Software established a three year $20 million dollar line of credit with Fleet Bank. The sale of additional equity could result in dilution to TSI Software's stockholders.

     In addition, in an effort to best utilize its working capital, TSI Software intends to pursue the development and acquisition of additional products or businesses, which support the current business needs. TSI Software has no agreements or understandings with respect to any material acquisitions.

YEAR 2000 DISCLOSURE

     TSI Software was aware of the issues associated with the programming code in existing computer systems. TSI Software's business is dependent on both the operation of its software it sells to customers, its internal systems and the buying patterns and state of IT systems of its customer base. In preparation for the Year 2000, TSI Software tested all of its products, evaluated and updated all of its internal systems and communicated the status of product and upgrade requirements to its customers. TSI Software did not encounter any problems in regard to its products or internal systems at January 1, 2000, or February 29, 2000.

     In addition, TSI Software's business did not appear to be impacted by its customers purchasing patterns as of December 31, 1999, either in regards to purchase or return activity.

     The total cost of Year 2000 compliance activities was not material to TSI Software's results of operations and financial condition, and was handled by individuals responsible for the specific areas in the ordinary course of business. There were no accruals made in 1999 for loss contingencies relating to Year 2000.


CONVERSION TO A SINGLE EUROPEAN CURRENCY

     TSI Software has sales in a number of foreign countries. However, as the majority of foreign sales are in the UK, conversion to a single European currency would not have a material impact on TSI Software's financial results.


FACTORS THAT MAY AFFECT FUTURE RESULTS

Our quarterly and annual operating results are volatile and difficult to predict and may cause our stock price to fluctuate

     Our quarterly and annual operating results have varied significantly in the past and are expected to do so in the future. We believe that you should not rely on period to period comparisons of our results of operations as they are not necessarily indications of our future performance. In some future periods, our results of operations may be below the expectation of public market analysts and investors. In this case, the price of our common stock would likely decline. Our revenues and results of operations are difficult to forecast and depend on a variety of factors. These factors include the following:

          .    the size, timing and terms of individual license transactions;

          .    the sales cycle for our products;

          . demand for and market acceptance of our products and related services, particularly our Mercator products;

          . our ability to expand, and market acceptance of, our professional services business;

          . the timing of our expenditures in anticipation of product releases or increased revenue;

          . the timing of product enhancements and product introductions by us and our competitors;

          . market acceptance of enhanced versions of our existing products and of new products;

          .    changes in pricing policies by us and our competitors;

          .    variations in the mix of products and services sold by us;

          . the mix of channels through which our products and services are sold;

          .    our success in penetrating international markets;

          .    the buying patterns and budgeting cycles of customers;

          . personnel changes, our ability to attract and retain qualified sales, professional services and research and development personnel and the rate at which this personnel becomes productive; and

          .    general economic conditions.

     We have historically derived a substantial portion of our revenues from the licensing of our software products, and we anticipate that this trend will continue for the foreseeable future. Software license revenues are difficult to forecast for a number of reasons, including the following:

          . we typically do not have a material backlog of unfilled orders, and revenues in any quarter substantially depend on orders booked and shipped in that quarter;

          . the length of the sales cycles for our products can vary significantly from customer to customer and from product to product and can be as long as nine months or more;

          . the terms and conditions of individual license transactions, including prices and discounts, are often negotiated based on volumes and commitments, and may vary considerably from customer to customer;

          . We have generally recognized a substantial portion of our quarterly software licensing revenues in the last month of each quarter.

     Accordingly, the cancellation or deferral of even a small number of purchases of our products could harm our business.

It would be difficult for us to adjust our spending if we experience any revenue shortfalls

     Our future revenues will also be difficult to predict and we could fail to achieve our revenue expectations. Our expense levels are based, in part, on our expectation of future revenues, and expense levels are, to a large extent, fixed in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, our operating results are likely to be harmed. Net income may be disproportionately affected by a reduction in revenue because a large portion of our expenses are related to headcount that cannot be easily reduced without harming our business.

     In addition, we currently intend to increase our operating expenses by expanding our research and product development staff, particularly research and development personnel to be devoted to our Mercator product line, increasing our sales and marketing and professional services operations, expanding distribution channels, and hiring personnel in other operating areas. We expect to experience a significant time lag between the date professional services, sales, and technical personnel are hired and the date these employees become fully productive. The timing of expansion and the rate at which new technical, professional services, and sales personnel become productive as well as the timing of the introduction and success of new distribution channels could cause material fluctuations in our results of operations. Furthermore, to the extent increased operating expenses precede or are not subsequently followed by increased revenues, our business could be harmed.

We may experience seasonal fluctuations in our revenues or results of operations

     While we have not historically experienced any significant seasonal fluctuations in our revenues or results of operations, it is not uncommon for software companies to experience strong fourth quarters followed by weaker first quarters, in some cases with sequential declines in revenues or operating profit. We believe that many software companies exhibit this pattern in their sales cycles primarily due to customers' buying patterns and budget cycles. We may display this pattern in future years.

We depend on the sales of our Mercator products and related services

     We introduced our Mercator products in 1993. In recent years, a significant portion of our revenue has been attributable to licenses of our Mercator products and related services, and we expect that revenue attributable to our Mercator products and related services will continue to represent a significant portion of our total revenue for the foreseeable future. Accordingly, our future operating results significantly depend on the market acceptance and growth of our Mercator product line and enhancements of these products and services. Market acceptance of our Mercator product line may not increase or remain at current levels, and we may not be able to successfully market our Mercator product line or develop extensions and enhancements to this product line on a long-term basis. In the event that our current or future competitors release new products that provide, or are perceived as providing, more advanced features, greater functionality, better performance, better compatibility with other systems or lower prices than our Mercator product line, demand for our products and services would likely decline. A decline in demand for, or market acceptance of, our Mercator product line would harm our business.

We may experience difficulties in developing and introducing new or enhanced products necessitated by technological changes

     Our future success will depend, in part, upon our ability to anticipate changes, to enhance our current products and to develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. Our products may be rendered obsolete if we fail to anticipate or react to change.

     Development of enhancements to existing products and new products depends, in part, on a number of factors, including the following:

          . the timing of releases of new versions of applications systems by vendors;

          . the introduction of new applications, systems or computing platforms;

          .    the timing of changes in platforms;

          .    the release of new standards or changes to existing standards;
               and

          .    changing customer requirements.

     Our product enhancements or new products may not adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. In addition, our introduction or announcement, or by one or more of our current or future competitors, of products embodying new technologies or features could render our existing products obsolete or unmarketable. Our introduction or announcement of enhanced or new product offerings or by our current or future competitors may cause customers to defer or cancel purchases of our existing products. Any deferment or cancellation of purchases could harm our business.

We could experience delays in developing and releasing new products or product enhancements

     We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or product enhancements. We have in the past experienced delays in the introduction of product enhancements and new products and we may experience delays in the future. Furthermore, as the number of applications, systems and platforms supported by our products increases, we could experience difficulties in developing, on a timely basis, product enhancements which address the increased number of new versions of applications, systems or platforms served by our existing products. If we fail, for technological or other reasons, to develop and introduce product enhancements or new products in a timely and cost-effective manner or if we experience any significant delay in product development or introduction, our customers may delay or decide against purchases of our products, which could harm our business.

The success of our products will also depend upon the success of the platforms we target

     We may, in the future, seek to develop and market enhancements to existing products or new products which are targeted for applications, systems or platforms which we believe will achieve commercial acceptance. This could require us to devote significant development, sales and marketing personnel, as well as other resources, to these efforts, which would otherwise be available for other purposes. We may not be able to successfully identify these applications, systems or platforms, and even if we do so, they may not achieve commercial acceptance or we may not realize a sufficient return on our investment. Failure of these targeted applications, systems or platforms to achieve commercial acceptance or our failure to achieve a sufficient return on our investment could harm our business.

We may not successfully expand our sales and distribution channels

     An integral part of our strategy is to expand our indirect sales channels, including value-added resellers, independent software vendors, systems integrators and distributors. This channel is accounting for a growing percentage of our total revenues and we are increasing resources dedicated to developing and expanding these indirect distribution channels. We may not be successful in expanding the number of indirect distribution channels for our products. If we are successful in increasing our sales through indirect sales channels, we expect that those sales will be at lower per unit prices than sales through direct channels, and revenue we receive for each sale will be less than if we had licensed the same product to the customer directly.

     Selling through indirect channels may also limit our contact with our customers. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered.

     Even if we successfully expand our indirect distribution channels, any new value added resellers, independent software vendors, system integrators or distributors may offer competing products, or have no minimum purchase requirements of our products. These third parties may also not have the technical expertise required to market and support our products successfully. If the third parties do not provide adequate levels of services and technical support, our customers could become dissatisfied, or we would have to devote additional resources for customer support. Our brand name and reputation could be harmed. Selling products through indirect sales channels could cause conflicts with the selling efforts of our direct sales force.

     Our strategy of marketing products directly to end-users and indirectly through value added resellers; independent software vendors, systems integrators and distributors may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although we have attempted to manage our distribution channels to avoid potential conflicts, channel conflicts may harm our relationships with existing value added resellers, independent software vendors, systems integrators or distributors or impair our ability to attract new value added resellers, independent software vendors, systems integrators and distributors.

Our future success depends on retaining our key personnel and attracting and retaining additional highly qualified employees

     Our future success depends in large part on the continued service of our key sales, professional services and research and development personnel, as well as senior management. All employees are employed at-will and we have no fixed-term employment agreements with our employees, which prevents them from terminating their employment at any time. The loss of the services of any of one or more of our key employees could harm our business.

     Our future success also depends on our ability to attract, train and retain highly qualified sales, research and development, professional services and managerial personnel, particularly sales, professional services and research and development personnel with expertise in enterprise resource planning systems. Competition for these personnel is intense. We may not be able to attract, assimilate or retain qualified personnel. We have at times experienced, and we continue to experience, difficulty in recruiting qualified sales and research and development personnel, and we anticipate these difficulties will continue in the future. Furthermore, we have in the past experienced, and in the future we expect to continue to experience, a significant time lag between the date sales, research and development and professional services personnel are hired and the date these employees become fully productive.

We may encounter difficulties in managing our growth

     Our business has grown in recent periods, with total revenues increasing from approximately $16.1 million in 1995 to $98.6 million in 1999. We have also acquired the assets of Software Consulting Partners in November 1998, Braid in March 1999, and Novera Software, Inc. in September 1999. The growth of our business has placed, and is expected to continue to place, a strain on our administrative, financial, sales and operational resources and increased demands on our systems and controls. For example, we noted an increase in quarterly days sales outstanding from December 31, 1998 to December 31, 1999 from approximately 109 days to approximately 111 days, and an increase in net accounts receivable from $18.0 million to $38.3 million.

     To deal with these concerns, we have recently implemented, or are in the process of implementing and will be required to implement in the future, a variety of new and upgraded operational and financial systems, procedures and controls. In addition, we intend to hire additional administrative personnel. We may not be able to successfully complete the implementation and integration of these systems, procedures and controls, or hire additional personnel, in a timely manner. The failure of our management to respond to, and manage, our growth and changing business conditions, or to adapt our operational, management and financial control systems to accommodate our growth could harm our business.

We may face significant risks in expanding our international operations

      International revenues accounted for 11.8% of our total revenues for 1998 however, as a result of the acquisitions of Braid, and the establishment of a sales office in Germany during 1999, International revenues accounted for 29.4% of our total revenues for 1999. Continued expansion of our international sales and marketing efforts will require significant management attention and financial resources. We also expect to commit additional time and development resources to customizing our products for selected international markets and to developing international sales and support channels.

      International operations involve a number of additional risks, including the following:

          . impact of possible recessionary environments in economies outside the United States;

          . longer receivables collection periods and greater difficulty in accounts receivable collection;

          .    unexpected changes in regulatory requirements;

          .    dependence on independent resellers;

          . reduced protection for intellectual property rights in some countries, tariffs and other trade barriers;

          .    foreign currency exchange rate fluctuations;

          .    difficulties in staffing and managing foreign operations;

          .    the burdens of complying with a variety of foreign laws;

          .    potentially adverse tax consequences; and

          .    political and economic instability.

      To the extent that our international operations expand, we expect that an increasing portion of our international license and service and other revenues will be denominated in foreign currencies, subjecting us to fluctuations in foreign currency exchange rates. We do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We may choose to limit our exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. The currency exchange strategy that we adopt may not be successful in avoiding exchange-related losses. In addition, the above-listed factors may cause a decline in our future international revenue and, consequently, may harm our business. We may not be able to sustain or increase revenue that we derive from international sources.

Our success depends upon the widespread use and adoption of the internet and intranets

      We believe that demand for enterprise application integration solutions, such as those that we offer, will depend, in part, upon the adoption by businesses and end-users of the internet and intranets as platforms for electronic commerce and communications. The internet and intranets are new and evolving, and they may not be widely adopted, particularly for electronic commerce and communications among businesses. Critical issues concerning the internet and intranets, including security, reliability, cost, ease of use and access and quality of service, remain unresolved at this time, inhibiting adoption by many enterprises and end-users. If the internet and intranets are not widely used by businesses and end-users, particularly for electronic commerce, this could harm our business.

Government regulation and legal uncertainties relating to the internet could adversely affect our business.

      Congress has recently passed legislation and several more bills have recently been sponsored in both the House and Senate that are designed to regulate certain aspects of the internet, including on-line content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations are also considering other legislative and regulatory proposals that would regulate the internet. Areas of potential regulation include libel, pricing, quality of products and services, and intellectual property ownership.

      The laws governing the use of the internet, in general, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property; privacy, libel and taxation apply to the internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. This occurrence may impose additional burdens on companies conducting business online by limiting how information can flow over the internet and the type of information that can flow over the internet. The adoption or modification of laws or regulations relating to the internet could adversely affect our business.

      It is not known how courts will interpret both existing and new laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business. In addition, our business may be indirectly affected by our clients who may be subject to such legislation. Increased regulation of the internet may decrease the growth in the use of the internet, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

      Capacity constraints caused by growth in the use of the internet may, unless resolved, impede further development of the internet to the extent that users experience delays, transmission errors and other difficulties. Further, the adoption of the internet for commerce and communications, particularly by those individuals and companies that have historically relied upon alternative means of commerce and communication generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new internet-based strategy that may make their existing personnel and infrastructure obsolete. If the necessary infrastructure, products, services or facilities are not developed, or if the internet does not become a viable commercial medium, our business, results of operations and financial condition could be materially and adversely affected.

      The U.S. Omnibus Appropriations Act of 1998 places a moratorium on taxes levied on internet access from October 1, 1998 to October 21, 2001. However, states may place taxes on internet access if taxes had already been generally imposed and actually enforced prior to October 1, 1998. States which can show they enforced internet access taxes prior to October 1, 1998 and states after October 21, 2001 may be able to levy taxes on internet access resulting in increased cost to access to the internet, resulting in a material adverse effect on our business.

We face significant competition in the market for e-business integration software

      The market for our products and services is extremely competitive and subject to rapid change. Because there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies.

      In the e-business integration market, our Mercator products and related services compete primarily against solutions developed internally by individual businesses to meet their specific e-business integration needs. In addition, we face increasing competition in the e-business integration market from other third-party software vendors.

      Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, or devote greater resources than we do to the development, promotion and sale of their products. Accordingly, we may not be able to compete effectively in our target markets against these competitors.

      We expect that we will face increasing pricing pressures from our current competitors and new market entrants. Our competitors may engage in pricing practices that reduce the average selling prices of our products and related services. To offset declining average selling prices, we believe that we must successfully introduce and sell enhancements to existing products and new products on a timely basis. We must also develop enhancements to existing products and new products that incorporate features that can be sold at higher average selling prices. To the extent that enhancements to existing products and new products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher average selling prices, our operating margins may decline.

We have only limited protection for our proprietary technology

      Our success is dependent upon our proprietary software technology. We do not currently have any patents and we rely principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our technology. We also believe that factors such as the technological and creative skills of our personnel, product enhancements and new product developments are essential to establishing and maintaining a technology leadership position. We enter into confidentiality and/or license agreements with our employees, distributors and customers, and we limit access to and distribution of our software, documentation and other proprietary information. The steps that we have taken may not be sufficient to prevent misappropriation of our technology, and these protections do not preclude competitors from developing products with functionality or features similar to our products. Third parties could also independently develop competing technologies that are substantially equivalent or superior to our technologies. Furthermore, effective copyright and trade secret protection may be unavailable or limited outside of the United States. Any failure by or inability of us to protect our proprietary technology could harm our business.

We may become subject to infringement claims

      Although we do not believe that our products infringe the proprietary rights of any third parties, third parties might assert infringement claims against us or our customers in the future. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as plaintiff or defendant, would cause us to incur substantial costs and divert management resources from productive tasks. Any litigation, regardless of the outcome, could harm our business. Furthermore, parties making claims against us could secure substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to license our products in the United States or abroad. A large monetary judgment could harm our business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     TSI Software is exposed to market risk primarily through its investments in marketable securities. TSI Software's investment policy calls for investment in short term, low risk instruments. As of December 31, 1999, investments in marketable securities were $5.6 million. Due to the nature of these investments, any decrease in rates would not have a material impact on TSI Software's financial statements.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements of TSI Software meeting the requirements of Regulation S-X are filed on page f-1 to f-27 of this Annual Report on Form 10-K. See Part IV, Item 14.

Item 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   Part III


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth certain information with respect to TSI Software's directors and executive officers, each director serves a one year term:

NAME OF DIRECTOR           AGE       PRINCIPAL OCCUPATION                            DIRECTOR SINCE
----------------           ---       --------------------                            --------------
Constance F. Galley         58       President, Chief Executive Officer, Director,         1985
                                     TSI International Software Ltd.
Ernest E. Keet (1)(2)       59       President, Vanguard Atlantic Ltd.                     1985
Richard Little              44       Chairman, Dove Tail                                   1999
James P. Schadt (1)(2)      61       Chairman, Dailey Capital Management, LLC              1998
Dennis G. Sisco (1)(2)      53       Partner, Behrman Capital                              1990

________________________________________
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

     Constance F. Galley has been President, Chief Executive Officer and a director of TSI Software since its founding in 1985. Ms. Galley has led TSI Software through a period of dramatic growth beginning with its Initial Public Offering in July 1997. TSI Software has achieved triple-digit revenue growth in recent quarters and now has over 600 employees worldwide. Under Ms. Galley's leadership, TSI Software launched its flagship Mercator integration broker product line. Ms. Galley brings over 25 years of experience in the computer software industry, including positions at IBM and Dun & Bradstreet. Ms. Galley is Vice President of the Board of Directors of the Connecticut Technology Council, Chairman of the Software/IT Cluster Advisory Board, and Vice-Chair of the Governor's Council on Economic Competitiveness and Technology. She is also Chairman of the software division of ITAA and a member of the ITAA Board of Directors. She is past Chairman and a member of SACIA, The Business Council of

Southwestern Connecticut. Ms. Galley holds a Bachelor of Arts degree in Chemistry from Duke University.

     Ernest E. Keet has served as a director of TSI Software since April 1985. Mr. Keet has been the President and a member of the Board of Directors of Vanguard Atlantic Ltd. since April 1984. Mr. Keet is the non-executive Chairman of Axolotl Corp., and from May 1995 until December 1996, was the President of Axolotl Corp. Mr. Keet also served as the Chairman and Chief Executive Officer of ECsoft N.V and B.V. from 1990 through 1994.

     Richard Little has served as a director of TSI Software since March 1999, when TSI Software acquired Braid Group Limited, a specialist EAI software house serving the financial services industry, of which he was the founder and controlling shareholder. Mr. Little had served as Managing Director of Braid Systems Limited (1982 to 1993), as President of Braid Inc. in the United States (1993 to 1996), as Managing Director of Braid Limited in Hong Kong (1996 to
1998), and finally as Chief Executive Officer of the Braid Group prior to the TSI Software acquisition of Braid. Mr. Little previously worked in the computer industry as a sales representative for the U.S. firm Burroughs, and as sales manager for the British firm RAIR. Mr. Little attended St. Benedict's School in London, and obtained his Master of Arts degree in English Literature and Oriental Studies from Cambridge University.

     James P. Schadt was elected as a director of TSI Software on August 27, 1998. Mr. Schadt is the Chairman of Dailey Capital Management, LLC. From July 1994 until August 1997, Mr. Schadt was the Chief Executive Officer of Readers Digest Association, Inc. Mr. Schadt joined Readers Digest in 1991 as its President and Chief Operating Officer. Previously, Mr. Schadt was a director of Cadbury Schweppes, PLC and the Chief Executive Officer of Cadbury Beverages, Inc., its global beverages operation. Mr. Schadt also serves on the board of trustees of The American Enterprise Institute and Northwestern University, where he earned his Bachelor of Arts degree.

     Dennis G. Sisco has served as a director of TSI Software since January 1990. Mr. Sisco is a partner with Behrman Capital. From December 1988 until February 1997, Mr. Sisco was the President of D&B Enterprises, Inc. (now Cognizant Enterprises, Inc.). From December 1988 until February 1997, Mr. Sisco had also been employed by Cognizant Corporation and its predecessor, The Dun & Bradstreet Corporation, most recently as an Executive Vice President. Mr. Sisco is also a director of the Gartner Group, Inc., Oacis Healthcare Holdings Corporation, and Aspect Development, Inc.

Executive Officers

            Name            Age         Position  with TSI Software
-------------------------------------------------------------------
Constance F. Galley          58      President and Chief Executive Officer and Director

Eric A. Amster               45      Vice President, Sales

Patricia T. Boggs            48      Vice President, Professional Services

Robert Bouton                59      Vice President, Marketing

Albert Denz                  49      Vice President, Managing Director EUMA and AP

Ira A. Gerard                52      Vice President, Finance and Administration, Chief
                                     Financial Officer

R. Anthony Percy             53      Vice President, Strategic Planning

David Power                  47       Vice President, Marketing

David Raye                   38       Vice President, Operations

Edward J. Watson             62       Executive Vice President, Business Development

Saydean Zeldin               59       Vice President, Research and Development

     Constance F. Galley has been president, chief executive officer and a director of TSI Software since 1985, when TSI Software commenced operating as an independent entity. Prior to 1985, Ms. Galley directed TSI Software's Marketing and Development Operations when TSI Software was part of ITAA and IVANS, and is the former chairperson of SACIA, the Business Council of Southwestern Connecticut. Ms. Galley holds a Bachelor of Arts degree in Chemistry from Duke University.

     Eric A. Amster has been vice president, sales since joining TSI Software in December 1995. From February 1992 until December 1995, Mr. Amster was employed by General DataComm Industries, Inc., a data communications company, where he served most recently as vice president of U.S. Federal and Commercial Sales. Mr. Amster holds a Bachelor of Science degree in Computer Science from the University of Maryland.

     Patricia T. Boggs has been vice president, professional services since joining TSI Software in June 1997. From February 1991 to 1997, Ms. Boggs was employed by Datalogix International Inc., where she served most recently as vice president of client services. Prior to 1991 Ms. Boggs was an assistant professor at both John Carroll University, University Heights, Ohio and Wright State University in Dayton, Ohio. Ms. Boggs holds a Masters Degree in Economics and a Doctorate in Operations Research/Statistics from Kent State University.

     Albert Denz, managing director and vice president international operations joined TSI Software in January 1999 from SAP AG where he served as vice president, corporate marketing beginning in 1996. Prior to SAP, Denz had a 19-year career at IBM where he served in various executive sales positions and as IBM's international director of SAP operations. Mr. Denz graduated from the University of Teubingen in Saarbruecken, Germany, with a degree in Economics.

     Ira A. Gerard has been vice president, finance and administration, chief financial officer, treasurer and secretary since joining TSI Software in October 1995. From March 1994 to October 1995, Mr. Gerard served as vice president and chief financial officer of Adage Systems International, Inc., an ERP software company. From July 1993 to March 1994, Mr. Gerard was an independent consultant. From December 1989 until July 1993, Mr. Gerard was employed by Gestetner PLC, a photocopier and photographic equipment company, where he served most recently as vice president, finance and operations. Mr. Gerard holds a Bachelor of Arts degree in Economics from Union College and a Master of Business Administration from Harvard University.

     R. Anthony Percy, vice president of strategic planning, joined TSI Software in January 1999 after more than ten years at GartnerGroup where he was vice president, director of research, and research fellow covering primarily database and middleware topics. Mr Percy started his professional career as a Systems Engineer with IBM in the United Kingdom in 1969, followed by experience as both a customer and provider of technology, including positions at 3M UK and Applied Data Research. Mr. Percy earned a master's degree in Modern Languages (German and Russian) at Christ Church, Oxford.

     David Power became vice president of marketing for TSI Software in September 1999 through the acquisition of Novera Software, Inc. bringing 18 years of marketing and management experience in high technology companies. Prior to joining TSI Software, Mr. Power was chief executive officer and president of Novera, a company he joined in July 1998. Prior to Novera, he was senior vice president of marketing and corporate development at Security Dynamics, Inc. Mr. Power joined Security Dynamics from AT&T. Additionally, he served as Vice President and General Manager for two Sun Microsystems software businesses, and was vice president and co-founder of the Information Technology Industry Group at Mercer Management Consulting. Mr. Power received a Masters of Business Administration from Stanford University and holds Bachelor of Science and Masters of Science degrees from Tufts University.

     David Raye has been the vice president, operations of TSI Software since June 1994. From August 1992 until May 1994, Mr. Raye served as vice president, KEY/MASTER Operations. From 1991 until July 1992, Mr. Raye served as TSI Software's director of operations. Prior to August 1991, Mr. Raye served in various management capacities in the software industry including director of marketing for Information Sciences and senior product marketing manager for On-Line Software, International. Mr. Raye holds a Bachelor of Science degree in Marketing from Rutgers University and a Master of Business Administration from St. John's University, New York.

     Edward J. Watson has been executive vice president, business development of TSI Software since June 1994. From January 1994 until June 1994, Mr. Watson managed TSI Software's PC Division. From November 1990 until January 1994, Mr. Watson was a consultant to TSI Software and a general partner of DownEast Partners, a consulting company. Prior to 1990, Mr. Watson served in various management capacities in the software industry, including president of TSI International (the predecessor of TSI Software) and Higher Order Software. Mr. Watson is married to Ms. Saydean Zeldin, the vice president, research and development of TSI Software. Mr. Watson attended Oxford University. Mr. Watson retired in January 2000, and is servicing TSI Software on a consulting basis.

     Saydean Zeldin has been vice president, research and development of TSI Software since October 1994. From November 1990 to October 1994, Ms. Zeldin was a consultant to TSI Software and a general partner at DownEast Partners, a consulting company. Prior to 1990, Ms. Zeldin served in several senior engineering positions in the software industry, including serving as founder and president of Touchstone Engineering, a software company that developed a management planning system using artificial intelligence technology, and guidance development of the Apollo flight software at the Instrumentation Laboratory, a laboratory of MIT. Ms. Zeldin is married to Mr. Watson, the executive vice president, business development of TSI Software. Ms. Zeldin holds a Bachelor of Arts degree in Physics from Temple University.


         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

     Section 16 of the Exchange Act requires TSI Software's directors and officers, and persons who own more than 10% of a registered class of TSI Software's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish TSI Software with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to TSI Software and written representations from the executive officers and directors of TSI Software, the following persons have submitted late forms to the SEC:
Constance F. Galley (April 29 transaction reported with May transactions on June
10); Robert H. Bouton (April 29 transaction reported with May transactions on June 10); and Ernest E. Keet (November transactions reported after the December 10 deadline). TSI Software believes that all other Section 16(a) filing requirements were met during 1999.

ITEM 11.   EXECUTIVE COMPENSATION


     The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to TSI Software and its subsidiaries during 1999, 1998 and 1997 to (i) TSI Software's chief executive officer, and (ii) TSI Software's four other most highly compensated executive officers who were serving as executive officers at the end of 1999. This information includes the dollar values of base salaries and bonus awards, the number of shares subject to stock options granted and certain other compensation, if any, whether paid or deferred. TSI Software does not grant stock appreciation rights and has no long-term compensation benefits other than stock options.

                          Summary Compensation Table

                                                                                                        Long-Term
                                                                                                      Compensation
                                                                        Annual Compensation              Awards
                                                          ---------------------------------------        ------
                                                                                                       Securities
                                                                                     Other Annual      Underlying
Name and Principal Position                   Year        Salary     Bonus (1)   Compensation (2)      Options (3)
---------------------------                   ----        ------     ---------   ----------------      -----------
Constance F. Galley                           1999      $338,231      $186,564           $  9,725           80,000
   President, CEO and Director                1998       225,000        96,454              6,702           40,000
                                              1997       203,538        50,000              4,952          225,000

Eric A. Amster                                1999      $195,563      $121,497           $200,252(4)        40,000
   Vice President, Sales                      1998       125,000           ---            245,705(4)        30,000
                                              1997       125,000           ---            184,918(4)           ---

Patricia T. Boggs                             1999      $180,000      $ 40,000           $ 10,395           40,000
   Vice President, Worldwide                  1998       153,012        45,000              9,523           30,000
   Professional Services                      1997        90,623        10,000              4,258           60,000

Saydean Zeldin                                1999      $150,000      $ 65,000           $  5,126           50,000
   Vice President, R&D                        1998       155,000        45,000              4,449           50,000
                                              1997       154,808        26,667              2,859              ---

Ira A. Gerard                                 1999      $160,000      $ 50,000           $ 10,386           25,000
   Vice President, Finance and                1998       160,000        45,000             11,362           30,000
   Administration, Chief Financial            1997       159,892        26,667              6,417              ---
   Officer, Secretary & Treasurer

---------------------------

(1)  Bonus amounts are reported in the year determined and paid.
(2) Unless otherwise indicated below, represents the portion of health, life and disability insurance premiums paid by TSI Software, and for 1999 and 1998 only, the amount of the matching 401(k) contributions paid by TSI Software.
(3)  Adjusted for stock split on April 5, 1999.
(4) Includes sales commissions paid to Mr. Amster by TSI Software in the amount of $187,943, $233,047 and $178,501 in 1999, 1998 and 1997, respectively, and $12,309, $12,658 and $6,417 for the portion of health, life and disability insurance premiums, and 401(k) matching contributions paid by TSI Software in 1999, 1998 and 1997, respectively.

     The following table sets forth further information regarding option grants pursuant to TSI Software's 1997 Equity Incentive Plan during 1999 to each of the Named Executive Officers. In accordance with the rules of the Securities and Exchange Commission (the "SEC"), the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term.

                             OPTION GRANTS IN 1999

                                                                                                 POTENTIAL REALIZABLE
                                              PERCENTAGE                                           VALUE AT ASSUMED
                           NUMBER OF           OF TOTAL                                            ANNUAL RATES OF
                           SECURITIES          OPTIONS                                               STOCK PRICE
                           UNDERLYING        GRANTED TO        EXERCISE                             APPRECIATION
                             OPTIONS          EMPLOYEES        PRICE PER       EXPIRATION        FOR OPTION TERM (2)
NAME                       GRANTED (1)         IN 1999           SHARE            DATE             5%           10%
-----------------------------------------------------------------------------------------------------------------------
Constance F. Galley......    80,000              3.5%            $20.75          7/12/09        $1,043,965   $2,645,612

Eric A. Amster...........    40,000              1.7%            $19.25          5/18/09        $  484,249   $1,136,401

Patricia T. Boggs........    40,000              1.7%            $19.25          5/18/09        $  484,249   $1,136,401

Saydean Zeldin...........    50,000              2.2%            $19.25          5/18/09        $  605,311   $1,420,501

Ira A. Gerard............    25,000              1.1%            $19.25          5/18/09        $  302,656   $  710,250

(1) The options shown in the table were granted at fair market value, are incentive stock options (to the extent permitted under the Code) and will expire ten years from the date of grant, subject to earlier termination upon termination of the optionee's employment.

(2) Potential realizable values are calculated based on the fair market value of the Common Stock at the date of grant minus the exercise price. The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent TSI Software's estimate or projection of future Common Stock prices or values.

     The following table sets forth certain information concerning the exercise of options by each of the Named Executive Officers during 1999, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and nonexercisable stock options as of December 31, 1999. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and $56.625 per share, which was the closing price of TSI Software's Common Stock as reported on the Nasdaq National Market on December 31, 1999, the last day of trading for 1999.

            AGGREGATE OPTION EXERCISES IN 1999 AND YEAR-END VALUES
            ------------------------------------------------------

                                                     NUMBER OF SECURITIES
                        SHARES                      UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-
                       ACQUIRED                          OPTIONS                      THE-MONEY OPTIONS
                          ON         VALUE            AT YEAR-END(1)                    AT YEAR-END(1)
      NAME             EXERCISE     REALIZED     EXERCISABLE   UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
      ----             --------     --------     -----------   -------------      -----------    -------------
Constance F. Galley     100,000    $1,559,400       362,422        222,500         $20,039,418    $10,358,890


Eric A. Amster           31,000    $  991,875       127,500        176,500         $ 7,132,541    $ 9,039,372

Patricia T. Boggs           ---           ---        10,600        160,000         $   543,330    $ 7,665,601

Saydean Zeldin            6,000    $  135,000       165,500        105,500         $ 9,224,638    $ 4,739,563

Ira Gerard                  ---           ---       295,500         47,500         $16,633,781    $ 2,054,277

(1) These values have not been, and may never be, realized and are based on the positive spread between the respective exercise prices of outstanding options and the closing price of TSI Software's Common Stock on December 31, 1999, the last day of trading for 1999.

                            COMPENSATION AGREEMENTS

     TSI Software has entered into agreements with the following executive officers of TSI Software: Constance F. Galley, TSI Software's President and Chief Executive Officer; Ira A. Gerard, TSI Software's Vice President, Finance and Administration and Chief Financial Officer; Eric A. Amster, TSI Software's Vice President, Sales; Saydean Zeldin, TSI Software's Vice President, Research and Development; Edward J. Watson, TSI Software's Executive Vice President, New Business Development; David Power, TSI Software's Vice

President, Marketing; Herbert Rush, TSI Software's Vice President, Web Technology Strategy; and Albert Denz, Vice President, International Operations.

     Ms. Galley's agreement provided for an initial annual base salary of $225,000. Ms. Galley currently receives a base salary of $340,000. Ms. Galley is also eligible to receive an annual bonus based upon TSI Software achieving certain financial objectives. This agreement may be terminated by TSI Software at any time for any reason. If Ms. Galley is terminated without cause, she will continue to receive her base salary for a one-year period following such termination. In the event that TSI Software is acquired by a company that does not continue to employ Ms. Galley, she will continue to receive her salary for a one-year period following such termination.

     Mr. Gerard's agreement provided for an initial annual base salary of $146,000 and an option grant to purchase an aggregate of 144,000 shares of common stock. Mr. Gerard currently receives a base salary of $195,000. Mr. Gerard is eligible to receive a bonus for meeting corporate objectives. This agreement may be terminated by TSI Software at any time for any reason. If Mr. Gerard is terminated without cause, he will continue to receive his base salary for a six-month period following such termination. In the event that TSI Software is acquired by a company that does not continue to employ Mr. Gerard, he will continue to receive his salary for a six-month period following such termination.

     Mr. Amster's agreement provided for an initial annual base salary of $125,000 and an option grant to purchase an aggregate of 72,000 shares of Common Stock. Mr. Amster currently receives a base salary of $160,000. Mr. Amster is eligible to receive a bonus and commissions upon meeting revenue related goals. This agreement may be terminated by TSI Software at any time for any reason. If Mr. Amster is terminated without cause, he will continue to receive his base salary for a six-month period following such termination.

     Ms. Zeldin's agreement provided for an initial annual base salary of $130,000. Ms. Zeldin currently receives a base salary of $225,000. This agreement may be terminated by TSI Software at any time for any reason. If Ms. Zeldin is terminated without cause, she will continue to receive her base salary for a six-month period following such termination. In the event that TSI Software is acquired by a company that does not continue to employ Ms. Zeldin, she will continue to receive her base salary for a one-year period following such termination.

     Mr. Watson received a base salary of $160,000. On January 31, 2000, Mr. Watson retired from TSI Software. TSI Software has agreed to hire Mr. Watson as a part-time consultant.

     Mr. Power's agreement provides for an initial annual base salary of $185,000 and an option grant to purchase an aggregate of 100,000 shares of common stock. Mr. Power is eligible to receive a bonus of up to 40% of base salary based on targets set at the beginning of the fiscal year. In addition, Mr. Power is eligible to earn from 50% to 100% of a $20,000 bonus based upon revenue produced from Novera products in the fourth quarter of 1999. This agreement may be terminated by TSI Software at any time for any reason. If Mr. Power is terminated, he will continue to receive his base salary and benefits for a six month period following such termination. In the event that TSI Software is acquired by a company that does not continue to employ Mr. Power, he will receive his base salary and eligible benefits for six months following such termination.

     Mr. Rush's agreement provides for an annual base salary of $140,000 and an option grant to purchase an aggregate of 25,000 shares of Common Stock. Mr. Rush is eligible to receive a bonus of $19,050 based upon the delivery of an integrated B2B product by the end of 1999. This agreement may be terminated by TSI Software at any time for any reason. If Mr. Rush is terminated without cause, he will continue to receive his base salary and benefits for a six-month period following such termination. Mr. Rush has the right to terminate this Agreement at any time prior to April 1, 2000 for good reason and shall receive his base salary and benefits for a six-month period following such termination. In the event that TSI Software is acquired by a company that does not continue to employ Mr. Rush, he will receive his base salary and eligible benefits for six months following such termination. On February 29, 2000, Mr. Rush resigned from TSI Software. TSI Software has agreed to hire Mr. Rush as a part-time consultant and is currently negotiating his consulting contract.

     Mr. Denz' agreement provides for an annual base salary of $150,000 and an option grant to purchase an aggregate of 50,000 shares of Common Stock. Mr. Denz is also eligible to receive an additional grant of options to purchase an aggregate of 50,000 shares of Common Stock upon growing the international business 20% in the first two years of employment. This agreement may be terminated by TSI Software at any time for any reason. If Mr. Denz is terminated without cause, he will continue to receive his base salary and benefits for a six-month period following such termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors has established a Compensation Committee consisting of Mr. Keet, Schadt and Sisco. No person who served as a member of the Compensation Committee was, during the fiscal year ended December 31, 1999, an officer or employee of the Company or any of its subsidiaries, was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure herein. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

                       REPORT ON EXECUTIVE COMPENSATION

     The Company's executive compensation program is administered by the Compensation Committee of the Board. The Compensation Committee has three members: Ernest E. Keet , James P. Schadt, and Dennis G. Sisco. Each of these persons is a non-employee director within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, and an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. None of the members of the Compensation Committee has any interlocking relationships as defined by the Securities and Exchange Commission.

General Compensation Philosophy

     The Committee acts on behalf of the Board to establish the general compensation policy of the Company for all employees of the Company. The Committee typically reviews base salary levels and target bonuses for the Chief Executive Officer and other executive officers and employees of the Company at or about the beginning of each year. The Committee administers TSI Software's incentive and equity plans, including the 1997 Equity Incentive Plan and the 1997 Employee Stock Purchase Plan. In addition to their base salaries, TSI Software's executive officers, including the CEO, are each eligible to receive a cash bonus and are entitled to participate in the Incentive Plan.

     The Committee's philosophy in compensating executive officers, including the Chief Executive Officer, is to relate compensation directly to corporate performance. Thus, the TSI Software compensation policy, which applies to management and other key employees of the Company, relates a portion of each individual's total compensation to the Company-wide and individual objectives and profit objectives, set forth at the beginning of the year. Consistent with this policy, a designated portion of the compensation of the executive officers of TSI Software is contingent on both corporate performance and on the individual's performance as measured against personal objectives, as determined by the Committee in its direction. Long-term equity incentives for executive officers are effected through the granting of stock options under the Incentive Plan. Stock options generally have value for the executive only if the price of the TSI Software's stock increases above the fair market value on the grant date and the executive remains in TSI Software's employ for the period required for the options to vest.

     The base salaries, incentive compensation and stock option grants of the executive officers are determined in part by the Committee reviewing data on prevailing compensation practices in companies with whom TSI Software competes for executive talent, and by their evaluating such information in connection with TSI Software's corporate goals. To this end, the Committee attempted to compare the compensation of the TSI Software's executive officers with the compensation practices of comparable companies to determine base salary, target bonuses and target total cash compensation.

     In preparing the performance graph for this Proxy Statement the Company used the Hambrecht & Quist Technology Index as its published line of business index.

1999 Executive Compensation

Base Salary

     Salaries for executive officers for 1999 were generally determined on an individual basis by evaluating each executive's scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies. In addition, the TSI Software's human resources department provided information to the Compensation Committee regarding salary range guidelines for specific positions.

Annual Incentive Awards

     All full-time employees of TSI Software, including executive officers, are eligible to receive an annual bonus based upon (i) the total financial goals of the Company, as determined by the Compensation Committee, and (ii) the employee's achievement of personal and team objectives, as determined by the Compensation Committee. The Compensation Committee has the sole discretion to determine the individuals who are to receive bonuses, the amount of the bonus and the weighting between total Company financial goals versus personal and team objectives when determining an individual's bonus.

Long-Term Incentive Awards

     The Compensation Committee believes that equity-based compensation in the form of stock options links the interests of management and TSI Software's stockholders by focusing employees and management on increasing stockholder value. Stock options generally have value only if the price of TSI Software's stock increases above the fair market value on the grant date and the executive remains in TSI Software's employ for the period required for the shares to vest.

     In 1999, stock options were granted in accordance with TSI Software's 1997 Equity Incentive Plan to certain executive officers as incentives for them to become employees or to aid in the retention of executive officers and to align their interests with those of the stockholders. Stock options typically have been granted to executive officers when the executive first joins the Company, in connection with a significant change in responsibilities and, occasionally, to achieve equity within a peer group. The Compensation Committee may, however, grant additional stock options to executive officers for other reasons. The number of shares subject to each stock option granted is within the discretion of the Compensation Committee and is based on anticipated future contribution and ability to impact TSI Software's results, past performance or consistency within the officer's peer group. In 1999, the Compensation Committee considered these factors, as well as the number of unvested option shares held by the officer as of the date of the grant. At the discretion of the Compensation Committee, executive officers may also be granted stock options to provide greater incentive to continue their employment with TSI Software and to strive to increase the value of TSI Software's common stock. The stock options generally become exercisable over a four-year period and are granted at a price that is equal to the fair market value of TSI Software's common stock on the date of grant.

Chief Executive Officer Compensation

     MS. Galley's base salary, target bonus, bonus paid and long-term incentive awards for 1999 were determined in a manner consistent with the factors described above for all executive officers. Ms. Galley does not participate in any compensation deliberations with respect to any of her compensation.

Internal Revenue Code Section 162(m) Limitation

     Section 162(m) of the Code limits the tax deduction for compensation paid to certain executives of public companies to $1.0 million. Having considered the requirements of Section 162(m), the Compensation Committee believes that grants made pursuant to the 1997 Plan meet the requirements that such grants be "performance based" and are, therefore, exempt from the limitations on deductibility. Historically, the combined salary and bonus of each executive officer has been below the $1.0 million limit. The Compensation Committee's present intention is to comply with Section 162(m) unless the Compensation Committee feels that required changes would not be in the best interest of TSI Software or its stockholders.


                                        COMPENSATION COMMITTEE

                                             Ernest E. Keet
                                             James P. Schadt
                                             Dennis G. Sisco

                        COMPANY STOCK PRICE PERFORMANCE

     The stock price performance graph below is required by the SEC and shall not be deemed to be incorporated by reference by any general statement incorporating by reference into any filing under the Securities Act, as amended, or under the Exchange Act, except to the extent that TSI Software specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such Acts.

     The graph below compares the cumulative total stockholder return on the Common Stock of TSI Software from July 3, 1997 to December 31, 1999 with the cumulative total return on the Nasdaq Stock Market--U.S. Index and the H&Q Index over the same period (assuming the investment of $100 in the Common Stock of Company and in each of the other indices on July 3, 1997, and reinvestment of all dividends).



                 TSI INTERNATIONAL        NASDAQ            HAMBRECHT & QUIST
                   SOFTWARE LTD.     STOCK MARKET (U.S)     COMPUTER SOFTWARE
                 -----------------   ------------------     -----------------
07/03/1997            100.00              100.00                 100.00
07/1997                79.17              110.54                 110.98
08/1997                68.06              110.38                 115.63
09/1997                73.61              116.92                 119.91
10/1997                60.42              110.83                 117.44
11/1997                56.25              111.42                 118.15
12/1997                52.78               109.5                 111.56
01/1998                72.92              112.96                 115.56
02/1998                84.72              123.59                 133.82
03/1998                97.92              128.15                 144.82
04/1998               122.12              130.31                 145.38
05/1998               122.22              123.07                  139.8
06/1998               127.08              131.67                 150.11
07/1998               127.78              130.13                 141.71
08/1998               149.31              104.41                 109.22
09/1998               192.36               118.9                 125.21
10/1998               174.31              124.04                 120.63
11/1998               202.78              136.58                 134.07
12/1998               265.97               154.3                 145.74
01/1999               307.64              176.74                 154.14
02/1999               278.82              160.89                 142.58
03/1999               271.18               172.6                 145.67
04/1999               175.00              177.45                 127.99
05/1999               245.83              173.36                 146.84
06/1999               315.28              188.84                 166.27
07/1999               211.81              186.09                 161.34
08/1999               211.11              193.46                 166.55
09/1999               301.39              193.15                 184.68
10/1999               266.67              483.33                 629.17
11/1999               207.19              229.29                 278.76
12/1999               206.15              247.51                 331.59


    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of TSI Software common stock as of February 23, 2000 by:
(i) each stockholder known by TSI Software to be the beneficial owner of more than 5% of TSI Software's common stock; (ii) each director; (iii) TSI Software's current Chief Executive Officer and each of TSI

 Software's four other most highly compensated executive officers; and (iv) all directors and executive officers as a group.

Outstanding                                       Amount and Nature of                  Percent of
Name of Beneficial Owner                          Beneficial Ownership (1)           Common Stock (1)
------------------------                          ------------------------           ----------------
Chilton Investment Partners (2) ...............                  2,223,000                       7.9%

Scudder Kemper Investments, Inc. (3) ..........                  2,154,600                       7.7%

Ernest E. Keet, Vanguard Atlantic Ltd. (4) ....                  1,298,354                       4.6%

Constance F. Galley (5) .......................                  1,004,468                       3.6%

Richard Little (6) ............................                    873,028                       3.1%

Saydean Zeldin (7) ............................                    447,000                       1.1%

Ira A. Gerard (8) .............................                    306,408                       1.6%

Eric A. Amster (9) ............................                    168,844                        *

James P. Schadt ...............................                     36,500                        *

Dennis G. Sisco ...............................                     27,500                        *

Patricia T. Boggs (10) ........................                     20,908                        *

All executive officers and directors as a group
    (14 persons) (11) .........................                  4,396,486                       5.6%

_________________________
Less than 1%

a* Address of record is c/o TSI International Software LTD., 45 Danbury Road, Wilton, CT 06897.

     (1) Based upon a total of (i) 28,331,723 shares of Common Stock outstanding as of February 23, 2000, and (ii) shares of common stock issuable pursuant to options held by the respective person or group which may be exercised within 60 days of the record date. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of February 23,2000 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

     (2) Based upon a Schedule 13G dated February 14, 2000. The shares include 2,223,000 shares in which the Chilton Investment Company, Inc. ("Chilton") has sole power to vote or direct the vote. The shares include 2,305,000 shares in which Chilton has sole power to dispose or direct the disposition of. The address of Chilton is 65 Locust Avenue, 2nd Floor, New Canaan, Connecticut 06480.

     (3) Based upon a Schedule 13G dated January 28, 2000. The shares include 1,232,600 shares in which Scudder Kemper Investments, Inc. ("Scudder") has sole power to vote or to direct the vote and 274,600 shares in which Scudder has shared power to vote or to direct the vote. The address of Scudder is 345 Park Avenue, New York, NY 10154.

     (4) Includes 804,768 shares of Common Stock held of record by Vanguard Atlantic Ltd. ("Vanguard"), 50,000 shares of Common Stock held of record by the Ernest E. & Nancy R. Keet Foundation and 121,086 shares of Common Stock held of record by Mr. Keet. Mr. Keet, a director of TSI Software, is the President of Vanguard and may be deemed to beneficially own the shares owned by such entity. Mr. Keet disclaims beneficial ownership of the shares held by Vanguard and by the Ernest
          E. & Nancy R. Keet Foundation except to the extent of his indirect pecuniary interest therein. The address of Vanguard is 304 Main Avenue, Suite 290, Norwalk, Connecticut 06851 and the address of Mr. Keet is 619 Marina Boulevard, San Francisco, CA 94123.

     (5) Includes 56,250 shares of Common Stock subject to options exercisable within 60 days of February 23, 2000, and 50,010 shares of Common Stock issuable upon exercise of currently exercisable warrants. Also includes 10,150 shares of Common Stock owned by Ms. Galley's husband, Richard Galley. Ms. Galley disclaims beneficial ownership of shares owned by Mr. Galley. *

     (6) Includes 7,500 shares of Common Stock subject to options exercisable within 60 days of February 23, 2000. Also includes 433,648 shares of Common Stock held of record by the Fiscal Services International as Nominee for Richard Little ("FSI Nominee"), and 395,086 shares held of record by Fiscal Services International as Trustees of the Little No. 1 Trust ("FSI Trustee"). Mr. Little disclaims beneficial ownership of the shares held by FSI Nominee and FSI Trustee except to the extent of his indirect pecuniary interest therein. *

     (7) Includes 12,500 shares of Common Stock subject to options exercisable within 60 days of February 23, 2000. Also includes 18,000 shares of Common Stock, 7,500 vested options, 7,500 shares of Common Stock subject to options exercisable within 60 days of February 23, 2000 and 12,000 warrants all of which are held by Ms. Zeldin's husband, Edward Watson. Ms. Zeldin disclaims beneficial ownership of the shares and options held by Mr. Watson. *

     (8) Includes 6,250 shares of Common Stock subject to options exercisable within 60 days of February 23, 2000.*

     (9) Includes 10,000 shares of Common Stock subject to options exercisable within 60 days of February 23, 2000.*

     (10) Includes 25,000 shares of Common Stock subject to options exercisable within 60 days of February 23, 2000.*

     (11) Includes an aggregate of 3,854,521 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of February 23, 2000, and 62,010 shares of Common Stock issuable upon exercise of currently exercisable warrants, including the options and warrants described in footnotes (4) through (10).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Included in the stock purchase agreement TSI Software entered into with Braid, there is an earn-out provision whereby each former shareholder of Braid may be entitled to payments from TSI Software depending on certain financial results of the combined company. Richard Little, a Director, and Peter Little are former shareholders of Braid and as such would be entitled to a portion of the earn-out. TSI Software also entered into an agreement with Software Consulting Partners. This agreement also includes an earn-out provision whereby the former shareholder of SCP may be entitled to payments depending on financial results of the combined company. Ulrich Neubert is the sole shareholder of Software Consulting Partners and as such would be entitled to any earn-out.


                                   PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

     The following documents are filed as part of this Annual Report on Form
10-K:

1. Consolidated Financial Statements. The following consolidated financial statements of TSI Software and Report from the Independent Accountants are incorporated in Item 8 of this Annual Report on Form 10-K.

     Independent Auditors' Report

     Consolidated Balance Sheets at December 31, 1999 and 1998

     Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

  2. Consolidated Financial Statement Schedules. Consolidated financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3(a) The Exhibits listed in the Exhibit Index immediately proceeding the Exhibits are filed as a part of this Annual Report on 10K.

3(b) TSI Software filed a report on Form 8-K on April 1, 1999 and October 15,
     1999 with respect to TSI Software's acquisition of Braid Ltd. and Novera Software, Inc., respectively.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        By  /s/ Constance F. Galley
                                           ----------------------------------
                                            President, Chairman of the
                                            Board of Directors and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                        Capacity                               Date
----                        --------                               ----

/s/Constance F. Galley      President, Chief Executive             March , 2000
----------------------
Constance F. Galley         Officer and Chairman of the
                            Board of Directors

/s/Ira Gerard               Senior Vice President, Chief           March , 2000
----------------------
Ira A. Gerard               Financial Officer and Treasurer


/s/Ernest Keet              Director                               March , 2000
---------------------
Ernest E. Keet


/s/Richard Little           Director                               March , 2000
----------------------
Richard Little


/s/James P. Schadt          Director                               March , 2000
---------------------
James P. Schadt


/s/Dennis G. Sisco          Director                               March , 2000
---------------------
Dennis G. Sisco

                                 EXHIBIT INDEX

     Exhibit Number                     Exhibit Title
     --------------                     -------------

     2.1 Agreement and Plan of Reorganization dated as of September 30, 1999 by and among TSI International Software Ltd., Natchez Acquisition Corp. and Novera Software, Inc. (filed as Exhibit 2.1 to TSI Software's current Report on Form 8-K dated September 30, 1999 and incorporated herein by reference).

     2.2 Stock Purchase Agreement dated as of March 18, 1999 by and among TSI Software and each of the stockholders of Braid (filed as exhibit 2.2 to TSI Software's Report on Form 8-K dated March 18, 1999 and incorporated herein by reference.


     2.3 Asset Transfer Agreement dated as of November 13, 1998 by and among the TSI Software, Software Consulting Partners and the sole stockholder of Software Consulting Partners, (filed as exhibit 2.3 to TSI Software's Report on Form 8-K dated November 13, 1998 and incorporated herein by reference.

     3.1            Amended and Restated Certificate of Incorporation/(2)/

     3.2            Registrant's Amended and Restated Bylaws/(3)/

     3.3 Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of TSI Software/(4)/

     4.1            Form of Specimen Certificate for Registrant's Common
                    Stock/((2)/

     4.2 Stockholders Agreement dated as of June 1, 1989, as amended/(2)/

     4.3 1989 Stock Purchase Agreement dated as of June 1, 1989, as amended/(2)/

     10.1 Employment Agreement dated September 30, 1999 between TSI International Software Ltd. and David Power./(1)/

     10.2 Employment Agreement dated September 30, 1999 between TSI International Software Ltd. and Herbert Rush./(1)/

     10.3 *Registrant's 1993 Stock Option Plan and related documents/(2)/

     10.4           *Registrant's 1997 Equity Incentive Plan/(2)/

     10.5           *Registrant's 1997 Directors Stock Option Plan/(2)/

     10.6           *Registrant's 1997 Employee Stock Purchase Plan/(2)/

     10.7           *Registrant's Profit Participation Plan/(2)/

     10.8 Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers/(2)/

     10.9 Lease Agreement dated as of January 2, 1990 between Registrant and Robert D. Scinto, as amended/(2)/

     10.10 Office Building Lease dated as of February 4, 1994 between Registrant and American National Bank and Trust Company of Chicago, not individually but solely as Trustee under Trust No. 42978, as amended/(2)/

     10.11 Lease Agreement dated as of July 1, 1996 between Registrant and Boca Corners, LP, as amended/(2)/

     10.12 Credit Agreement dated as of July 31, 1994 between Registrant and The Bank of New York as amended/(2)/

     10.13 Security Agreement dated as of July 31, 1994 between Registrant and The Bank of New York/(2)/

     10.14 Guarantee Agreement dated as of August 22, 1994 by and between the Connecticut Development Authority and The Bank of New York as amended/(2)/

     10.15     *Letter Agreement, between Registrant and Constance Galley/(2)/

     10.16 *Letter Agreement dated as of December 5, 1995 between Registrant and Eric Amster/(2)/

     10.17 *Letter Agreement dated as of October 5, 1995 between Registrant and Ira Gerard/(2)/

     10.18 *Letter Agreement dated as of January 1, 1994 between Registrant and Edward Watson/(2)/

     10.19 *Letter Agreement dated as of October 1, 1994 between Registrant and Saydean Zeldin/(2)/

     10.20 Series E Preferred Stock Purchase Agreement dated as of May 15, 1997 between TSI Software and the Purchasers named therein/(2)/

     13.0 Consolidated Financial Statements as of and for the years ended 1999 and 1998

     21.1      Subsidiaries of the Company

     23.1      Consent of Independent Auditors

     24.01     Power of Attorney (see signature page)

     27.01     Financial Data Schedule

_____________________
*    Indicates a management contract or compensatory plan or arrangement.
(1) Previously filed as an exhibit to TSI Software's current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

(2) Previously filed as an exhibit to TSI Software's Registration Statement on Form S-1 (File No. 333-27293) and incorporated herein by reference.
(3) Previously filed as an exhibit to TSI Software's Registration Statement on Form 8-A (File No. 000-22667) filed on September 4, 1998 and incorporated herein by reference.
(4) Previously filed as an exhibit to TSI Software's Report on Form 8-K filed on September 4, 1998 and incorporated herein by reference.