Form 10-Q
period 2000-03-31
MERCATOR SOFTWARE INC
filed 2000-05-15
CIK 1039276

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For The Quarterly Period Ended March 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934. For Transition Period From _______ To ______.


                            Commission File Number: 0-22667

                            MERCATOR SOFTWARE, INC.
                   (Exact Name as Specified in its Charter)

             Delaware                                   06-1132156
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
  of Incorporation or organization)

    45 Danbury Road, Wilton, CT                            06897
(Address of Principal Executive Offices)                 (Zip Code)

               Registrants telephone number including area code
                                 203-761-8600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes           [ ]  No

As of March 31, 2000, the Registrant had 28,518,191 shares of Common Stock, $.01 par value outstanding.

                            MERCATOR SOFTWARE, INC.
                               TABLE OF CONTENTS

                                                                                               PAGE
PART 1    FINANCIAL INFORMATION

          Item 1 - FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets as of March 31, 2000 (unaudited)                3
            and December 31, 1999

          Consolidated Condensed Statements of Operations for the Three Months Ended            5
            March 31, 2000 and 1999 (unaudited)

          Consolidated Condensed Statements of Cash Flows for the Three Months Ended            6
            March 31, 2000 and 1999 (unaudited)

          Notes to Consolidated Condensed Financial Statements                                  8

          Item 2 - Managements' Discussion and Analysis of Financial Condition and             10
            Results of Operations

          Item 3 - Quantitative and Qualitative Disclosures about Market Risk                  24

PART II    OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS                                                           24

          ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                   25

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                             25

          ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                           25

          ITEM 5.  OTHER INFORMATION                                                           25

          ITEM 6.  EXHIBITS                                                                    26

SIGNATURES

                            MERCATOR SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                      March 31,           December 31,
                                                                        2000                  1999
                                                                    ------------          ------------
                                                                    (unaudited)
       ASSETS

  Current assets:
  Cash and cash equivalents                                         $ 15,177,200          $  9,237,100
  Marketable securities                                                4,107,000             5,648,400
  Accounts receivable, less allowances of $1,224,200
     and $1,766,400                                                  40,150,300            38,270,500
  Deferred tax assets                                                 10,378,700            10,378,700
  Prepaid expenses and other current assets                            2,662,100             2,984,500
                                                                    ------------          ------------

       Total current assets                                           72,475,300            66,519,200

  Furniture, fixtures and equipment, net                               7,774,200             6,516,700
  Intangible assets, net                                             142,307,300           153,227,700
  Other assets                                                           566,000               551,800
                                                                    ------------          ------------

       Total assets                                                 $223,122,800          $226,815,400
                                                                    ============          ============

See accompanying notes to consolidated condensed financial statements.

                            MERCATOR SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS

          LIABILITIES AND STOCKHOLDERS' EQUITY                              March 31,     December 31,
                                                                               2000          1999
                                                                          -------------   ------------
                                                                          (unaudited)
  Current liabilities:
  Accounts payable                                                        $   4,538,100   $  3,936,700
  Accrued expenses                                                           11,445,100      8,175,800
  Current portion of deferred revenue                                        15,173,100     14,737,700
                                                                          -------------   ------------

       Total current liabilities                                             31,156,300     26,850,200
                                                                          -------------   ------------

  Long-term deferred tax liability                                           11,487,200     12,253,500
  Deferred revenue, less current portion                                         49,500         58,600
                                                                          -------------   ------------
       Total Liabilities                                                  $  42,693,000     39,162,300
                                                                          -------------   ------------

  Stockholders' equity:
  Convertible preferred stock ($.01 par value; authorized
     5,000,000 shares, no shares issued and outstanding)                             --            --
  Common stock (70,000,000 shares authorized, $.01 par value;
     28,518,191 and 27,834,350 shares issued and outstanding)             $     285,200   $    278,200
  Additional paid-in capital                                                208,484,700    205,420,900
  Accumulated deficit                                                       (26,543,000)   (16,667,800)
  Cumulative foreign currency translation adjustment                         (1,148,100)      (495,000)
  Deferred compensation                                                        (649,000)      (883,200)
                                                                          -------------   ------------

       Total stockholders' equity                                           180,429,800    187,653,100
                                                                          -------------   ------------

       Total liabilities and stockholders' equity                         $ 223,122,800   $226,815,400
                                                                          =============   ============

See accompanying notes to condensed consolidated financial statements.

                            MERCATOR SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     2000           1999
                                                  -----------   -----------
Revenues:
  Software licensing                              $18,307,200   $ 9,799,400
  Service, maintenance and other                   12,945,100     7,436,600
                                                  -----------   -----------

  Total revenues                                   31,252,300    17,236,000
                                                  -----------   -----------

Cost of revenues:
  Software licensing                                  285,100       436,100
  Service, maintenance and other                    7,051,000     4,231,100
                                                  -----------   -----------

  Total cost of revenues                            7,336,100     4,667,200
                                                  -----------   -----------

Gross profit                                       23,916,200    12,568,800

Operating expenses:
  Product development                               4,970,500     2,210,300
  Selling and marketing                            13,178,600     6,633,000
  General and administrative                        3,001,200     2,062,400
  Amortization of intangibles                      10,976,600     2,324,000
                                                  -----------   -----------

  Total operating expenses                         32,126,900    13,229,700
                                                  -----------   -----------

Operating loss                                     (8,210,700)     (660,900)

Other income, net                                     154,200       511,100
                                                  -----------   -----------

Loss before income taxes                           (8,056,500)     (149,800)

Provision for income taxes                          1,818,700        69,700
                                                  -----------   -----------
Net loss
                                                  $(9,875,200)  $  (219,500)
                                                  ===========   ===========

Net loss per share - Basic                             $(0.35)       $(0.01)
Net loss per share - Diluted                           $(0.35)       $(0.01)
Weighted average number of common
 and common equivalent shares outstanding
Net loss per share - Basic                         28,207,140    22,838,864
Net loss per share - Diluted                       28,207,140    22,838,864

See accompanying notes to condensed consolidated financial statements.

                            MERCATOR SOFTWARE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  REPRESENTING INCREASES (DECREASES) IN CASH
                                  (unaudited)

                                                                           Three Months
                                                                          Ended March 31,
                                                                          ---------------
                                                                       2000             1999
                                                                       ----             ----
Cash flows from operating activities:
  Net cash provided by operating activities                         3,862,600      $    772,900

Cash flows from investing activities:
  Purchase of furniture fixtures and equipment                     (2,034,800)       (1,448,200)
  Acquisition, net of cash                                                 --       (27,736,100)
  Sales of marketable securities                                    1,540,900        20,191,700
  Other                                                               (56,200)         (294,300)
                                                                  -----------      ------------

  Net cash (used in) provided by investing activities                (550,100)       (9,286,900)

Cash flows from financing activities:
  Payments under capital leases                                            --            (2,600)
  Proceeds from exercise of stock options                           1,992,800           203,700
  Proceeds from issuance of stock under employee stock purchase     1,190,400           598,300
  plan

  Net cash provided by financing activities                         3,183,200           799,400
                                                                  -----------      ------------

Effect of exchange rate changes on cash                              (556,000)          (44,200)
                                                                  -----------      ------------

  Net change in cash                                                5,939,700        (7,758,800)
Cash at beginning of period                                         9,237,500        15,132,700
                                                                  -----------      ------------

Cash at end of period                                             $15,177,200      $  7,373,900
                                                                  ===========      ============

See accompanying notes to consolidated condensed financial statements

                            MERCATOR SOFTWARE, INC)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  REPRESENTING INCREASES (DECREASES) IN CASH
                                  (unaudited)
                                                      Three Months
                                                     Ended March 31,
                                                     ---------------
                                                   2000            1999
                                                   ----            ----
Supplemental information:
Cash paid for:
  Interest                                      $ 25,000       $ 15,300
  Income taxes                                   346,263        403,000

Non cash investing and finance activities:
  Issuance of stock in connection with the
  Acquisition of Braid                               --     $63,723,500
  Warrants exercised on a net exercise basis         --           2,300

See accompanying notes to consolidated condensed financial statements.

                            MERCATOR SOFTWARE, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  UNAUDITED INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated interim condensed financial statements contained herein are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year.

     Reference should be made to Mercator Software Inc.'s 1999 Annual Report on Form 10K, which includes audited financial statements for the year ended December 31, 1999.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

(2)  BUSINESS COMBINATIONS

     In March 1999, Mercator Software, Inc. acquired Braid Group Ltd., a leading provider of integration software products for straight-through processing of financial transactions in the international banking and securities markets. Mercator purchased all of the outstanding capital stock of Braid for approximately $110.2 million, excluding approximately $20 million of contingent consideration to be paid upon the achievement of certain operating results. The purchase price included $30 million in cash, 2,207,258 shares of Mercator common stock and the issuance of 434,622 stock options. The transaction was accounted for under the purchase method of accounting and the excess purchase price is being amortized on a straight-line basis over a five-year period.

     In September 1999, Mercator acquired Novera Software, Inc., a developer of Web application integration solutions. Mercator purchased all of the outstanding shares of capital stock of Novera for approximately $58.2 million, which included the issuance of 1,789,916 shares of Mercator common stock and the issuance of 369,142 stock options. The transaction was accounted for under the purchase method of accounting and the excess purchase price is being amortized on a straight-line basis over a three-year period.

(3)  NEWLY ADOPTED ACCOUNTING STANDARDS

     In June 1998 the FASB issued SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities." (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No.133, as amended by SFAS 137 (Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133 - an Amendment of SFAS No. 133) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement is not expected to effect Mercator, as Mercator does not have any significant derivative instruments or hedging activities.

     SOP 97-2 was amended in February 1998 by SOP 98-4 "Deferral of the Effective Date of a provision of SOP 97-2" and was amended again in December 1998 by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Those amendments deferred and then clarified the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. Mercator adopted the provisions of SOP 97-2 and SOP 98-4 as of January 1, 1998. The adoption has not had a material impact on the Mercator's results of operations, financial position or cash flows for the quarters ended March 31, 1999 or 1998. SOP 98-9 is effective beginning January 1, 2000. The adoption of the provisions of this statement is not expected to have a material impact on the Mercator's operating results, financial position or cash flows.

     Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to the financial statements of the Company.

(4)  STOCK ACTIVITIES

     Effective April 5, 1999, Mercator completed a two for one common stock split in the form of a stock dividend. The accompanying financial statements have been retroactively adjusted to reflect this common stock split.

(5)  COMPREHENSIVE INCOME

     Mercator adopted the provisions of SFAS No 130 "Reporting Comprehensive Income" during 1998. SFAS 130 requires Mercator to report comprehensive income in its financial statements, in addition to its net income, comprehensive income
(loss), which includes all changes in equity during a period from non-owner sources. Mercator's comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Total comprehensive income (loss) was ($10.5) million and ($265,200) million for the three months ended March 31, 2000 and 1999, respectively.

(6)  EARNINGS PER SHARE

     Earnings per share is presented in accordance with the provisions of SFAS No. 128 "Earnings Per Share" (SFAS 128) and SEC Staff Accounting Bulletin No.
98. Under SFAS 128, basic earnings per share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

     Diluted loss per share has not been presented separately for the three months ended March 31, 2000, as the outstanding stock options and warrants, representing an aggregate of 4,193,370 shares of common stock equivalents, are anti-dilutive.

(7)  SEGMENT INFORMATION

    In the fourth quarter of 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

    As a result of recent international aquisitions and expansion, the Company has changed its internal structure resulting in the classification of its business activities into two reportable segments: Domestic and International. These segments are organized, managed and analyzed geographically. Information regarding the Company's operations in these two operating segments are set forth below. There are no significant corporate overhead allocations or intersegment sales or transfers between the segments for the periods presented.

                                        Quarter Ended March 31,
                                        2000               1999
                                     -----------       -----------
Revenue:
         Domestic                           19.0              14.7
         International                      12.3               2.5
                                     -----------------------------
         Total                              31.3              17.2

Operating Income before
Amortization of Intangible:
         Domestic                            1.0               1.8
         International                       1.7              (0.1)
                                      -----------------------------
         Total                               2.7               1.7


         Amortization of Intangible        (10.9)             (2.3)
         Other Income net                    0.1               0.5
         Provisions for Taxes                1.8               0.1
                                      -----------------------------
                                            (9.9)             (0.2)

Capital Expenditures:
        Domestic                             1.8               1.3
        International                        0.2               0.1
                                      -----------------------------
        Total                                2.0               1.4

Depreciation Expense:
        Domestic                             0.5               0.2
        International                        0.2               0.1
                                      -----------------------------
        Total                                0.7               0.3

ITEM 2

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. When used in the filing, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to Mercator are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Factors That may Affect Future Results" and elsewhere in this document.

OVERVIEW

     Mercator Software, Inc., was incorporated in Connecticut in 1985, as TSI International Software Ltd. and reincorporated in Delaware in September 1993. The name change to Mercator Software, Inc. became effective on April 3, 2000. Mercator has derived a majority of its revenues from products other than Mercator, primarily our Trading Partner family of products and the KEY/MASTER product. However, revenue related to the Mercator family of products has grown significantly in each of the last three years and has increased as a percentage of total revenues. Mercator believes that future growth in revenues, if any, will be mainly attributed to the Mercator suite of products. Mercator believes it cannot accurately predict the amount of revenues that will be attributable to this product line or the life of such products. To the extent our Mercator products do not maintain continued market acceptance, the business will be adversely affected.

     Mercator generally recognizes revenue from software license fees upon delivery, unless there are significant post-delivery obligations, in which case revenues are recognized when these obligations are satisfied. This is the case with certain customers who have purchased a financial services solution whereby Mercator recognizes revenue using the percentage-of-completion method as services are performed. The KEY/MASTER product is licensed under term-use contracts rather than for a one-time license fee and Mercator software recognizes revenue from these arrangements on a present-value basis at the inception of the contract. Mercator does not actively market new term-use contracts for KEY/MASTER but continues to receive maintenance revenues. As a result, KEY/MASTER accounts for a larger proportion of maintenance revenues than license revenues and increases the percentage of Mercator's total revenues represented by service, maintenance and other revenues. Mercator intends to continue to increase the scope of service offerings insofar as it supports the sale of license revenues from sales of Mercator products. We believe that software licensing revenue will continue to account for a larger portion of total revenues that service, maintenance and other revenues.

     Mercator can be used by information technology professionals as well as value added resellers, independent software vendors, software integrators or other third parties who resell, embed or otherwise bundle Mercator with their products. License fee revenues are derived from direct sales of software products through our direct sales force and indirect third parties. Sales through distributors and resellers represented approximately 31% of domestic license revenue in the first quarter of 2000.

     International revenue accounted for 39.2% of total revenues for the three months ended March 31, 2000 as compared to 14.5 % of total revenues for the three months ended March 31, 1999. The increase is primarily attributed to the purchase of Braid in March of 1999 and the addition of a sales office in Frankfurt, Germany.

     The size of orders can range from a few thousand dollars to over $300,000 per order. The loss or delay of large individual orders, therefore, can have a significant impact on revenue and other quarterly results. In addition, Mercator generally recognizes a substantial portion of its quarterly software licensing revenues in the last month of each quarter, and as a result, revenue for any particular quarter may be difficult to predict in advance. Because operating expenses are generally fixed, a delay in recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by, increased revenue, operating results would be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and period- to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:

                                              Three Months Period Ending
                                              --------------------------
                                                       March 31,
                                                       ---------
                                               2000                1999
Revenues:                                      ----                ----

   Software licensing                          58.6%               56.9%
   Service, maintenance and other              41.4                43.1
                                             ------               -----

      Total revenue                           100.0%              100.0%
                                             ------               -----

Cost of revenues:
   Software licensing                           0.9                 2.5
   Service, Maintenance and other              22.6                24.5
                                             ------               -----

      Total cost of revenues                   23.5                27.0
                                             ------               -----

Gross profit                                   76.5                73.0
                                             ------               -----

Operating expenses:
   Product development                         15.9                12.8
   Selling and marketing                       42.2                38.5
   General and administrative                   9.6                12.0
   Amortization of intangibles                 35.1                13.5
                                             ------               -----

      Total operating expenses                102.8                76.8
                                             ------               -----

Operating  loss                               (26.3)               (3.8)
Other income expense, net                       0.5                 3.0
                                             ------               -----

Loss before taxes                             (25.8)                (.8)
Income tax expense                              5.8                  .4
                                             ------               -----
   Net Loss                                   (31.6)%              (1.2)%
                                             ======               =====

                                                  Three Months Period Ending
                                                  --------------------------
                                                          March 31,
                                                          ---------
                                                     1999              2000
Gross profit:
   Software licensing                                98.4%             95.5%
   Service, maintenance and other                    45.5              43.1

THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED WITH THREE MONTH PERIOD ENDED MARCH 31, 1999

REVENUES

     Total Revenues. Mercator's revenues are derived principally from two sources: (i) license fees for the use of Mercator products and (ii) service fees for maintenance, consulting services and training related to software products. Total revenues increased 81% to $31.3 million in the first quarter of 2000 from $17.2 million in the same period in 1999.

     Software License. Total software licensing revenues increased 87% to $18.3 million for the three months ended 2000 from $9.8 million for the same period in 1999. Domestic software licensing revenues increased $2.4 million to $11.3 million in 2000 from $8.9 million in 1999, primarily due to an increase in Mercator license revenues as a result of a larger customer base. International software licensing revenues increased 682% to $7.0 million in the first quarter of 2000 from $893,900 in the same period 1999. This increase was the result of the Braid acquisition and the larger salesperson base available to sell our Mercator products. International licensing revenues from Braid products and Mercator products were $1.9 million and 9.4 million, respectively.

     Service, Maintenance and Other. Service, maintenance and other revenues increased to $12.9 million for the three months ending 2000 from $7.4 million for the same period in 1999. Domestic service, maintenance and other revenues increased 32% to $7.7 million in 2000 from $5.8 million in 1999. This increase was a result of increased service demands from our Mercator customers and the related acquisition of service personnel to address those needs, as well as additional maintenance revenues on the Mercator license sales. International service, maintenance and other revenues increased $3.6 million to $5.2 million in the first quarter 2000 from $1.6 million in the same period in 1999. This increase is primarily attributed to the larger service component of the traditional Braid financial services product as well as increased services on our Mercator product sales.

COST OF REVENUES

     Cost of software licensing revenues consists primarily of CD-ROMs, manuals, distribution costs and the cost of third-party software that Mercator resells. Cost of service, maintenance and other revenues consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers.

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

     Cost of Software Licensing. Total cost of software licensing revenues decreased to $285,100 in the first quarter of 2000 from $436,100 for the same period in 1999. This decrease was due to a decrease in costs of distribution. The majority of products are sold on a single CD-ROM, which includes all documentation and other materials, thereby reducing the costs of packaging and materials as well as shipping charges. Software licensing gross margin increased to 98% for the first quarter of 2000 over 96% for the same period in 1999, due to the volume of sales and low cost of software distribution. Cost of software licensing revenues for domestic operations decreased to $139,100 in the first quarter of 2000 from $425,400 for the same period in 1999 and gross margin on software licensing domestic increased to 99% in 2000 from 95% in 1999 as a result of the low cost of distribution and the resulting economies of scale on the larger number of transactions. The cost of software licensing from international operations was $146,000 in the first quarter of 2000 versus $10,700 for the same period in 1999. The increase in these costs was due to the purchase of Braid in March of 1999 and the inclusion of a full quarter of costs in the quarter ended March 31, 2000 and the increase in international sales of Braid's traditional financial services products as well as the increased sales of Mercator products. Gross margin on software licensing international was 98% for first quarter of 2000.

     Total Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 67% to $7.1 million in the first quarter of 2000 from $4.2 million for the same period in 1999. Gross margin on costs of service, maintenance and other was 46% and 43%, respectively. Cost of service, maintenance and other for domestic operations increased to $4.1 million for the three months period ending March 31, 2000 compared to $3.6 million for the same period in 1999. This increase is primarily due to the increase in services performed for Mercator customers along with costs of training services purchased by our increased customer base. Gross margin on domestic service, maintenance and other, was 47% in 2000 and 38% in 1999. Gross margin for the professional service component was 19%. The difference is related to lower margins on professional services than on maintenance services. Cost of service, maintenance and other for international operations increased to $3.0 million in 2000 from a minimal cost in 1999. This increase was the result of the acquisition of Braid and related services personnel. In addition, Braid's traditional financial service products have a larger professional service component than the Mercator product suite. Accordingly, international gross margin in 2000 was 15.0% for professional services, as compared to domestic gross margin of 19.4%. Gross margins on service, maintenance and other for international operations was 44% for three months ending March 31, 2000.

OPERATING EXPENSES

     Product Development. Product Development expenses include expenses associated with the development of new products and enhancements to existing products. These expenses consist primarily of salaries, recruiting, and other personnel-related costs, depreciation of development equipment, supplies, travel and allocated facilities and communication costs.

     Product Development expenses increased 125% to $5.0 million for the three months ending March 31, 2000, from $2.2 million for the same period in 1999, primarily due to increased headcount associated with the development of new Mercator based products and the acquisition of Braid in March 1999 and Novera in September 1999. Product development expenses represented 16% and 13% of total revenues for 2000 and 1999, respectively. International product development expenses were $1.7 million for the first quarter of 2000.

     Mercator believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, Mercator anticipates that it will continue to devote substantial resources to research and development. Mercator expects that the dollar amount of research and development expenses will continue to increase, particularly in the United States. To date, all research and development expenditures are expensed as incurred.

     Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product descriptive literature, and allocated facilities and communications costs.

     Selling and marketing expenses increased 99% to $13.2 million for the three months ended March 31, 2000, from $6.6 million for the same period in 1999. This increase was primarily due to the acquisitions in 1999 and the increased number of sales and marketing personnel hired to pursue Mercator marketing opportunities and programs. Selling and marketing expenses represented 42% and 38% of total revenues for the first quarter of 2000 and 1999, respectively.

     During 1999, the acquisition of Braid resulted in an increase in headcount of 27 salespeople. These individuals sold both the traditional Braid financial services products as well as the Mercator product line. Selling and marketing costs for international operations were $14.3 million for the three month period ending March 31, 2000.

     General and administrative. General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for Mercator's administrative, executive, and finance personnel as well as outside legal, tax services, and audit fees.

     General and administrative expenses increased 46% to $3.0 million in the first quarter of 2000 from $2.1 million in 1999. The increase was primarily due to increased number of employees, the cost of management, information system staff, as well as increased depreciation expenses for related equipment and software. The acquisition of Braid in March of 1999 and the establishment of a German sales office increased both headcount and expense in the administrative area. International administrative costs were $1.4 million for 1999. General and administrative expenses were 10% and 12% of total revenues for the three months ending March 31, 2000 and 1999, respectively.

     Mercator believes that the dollar amount of its general and administrative expenses will increase in the future as Mercator continues to expand its administrative staff and incurs additional costs to enhance its systems and administrative processes.

     Amortization of Intangibles. Intangible assets are comprised of the excess of the purchase price and related costs of an acquired business over the value assigned to tangible assets. The acquisitions made by Mercator were accounted for under the purchase method of accounting. The purchase prices were allocated to the tangible and identifiable intangible assets based on their estimated fair values with any excess designated as goodwill. Intangible assets, including goodwill, are amortized over their estimated useful lives, which range from three to five years.

     Amortization expense increased to $10,976,000 for the three month period ending March 31, 2000 from $2,324,000 for the same period in 1999 as a result of the acquisitions of Braid in March 1999 and Novera in September 1999. As a result of these acquisitions, as of March 31, 2000 and 1999, Mercator had net intangible assets of $142.3 million and $113.5 million, respectively.

OTHER INCOME (EXPENSE), NET

     Interest income decreased to $154,200 in the first quarter of 2000 from $511,100 for the same period in 1999, primarily due to the use of cash in the acquisitions of Braid and Novera during 1999 and the subsequent reduction of interest bearing investments. Borrowing expenses were $25,000 in 2000 due to the acquisition of a new line of credit in the first quarter of 2000.

TAXES

     Income tax expense was $1.8 million for the quarter ended March 31, 2000 as compared to $69,700 for the same period in 1999. The difference between the company's effective tax rate and the U.S. Statory rate is primarily attributable to goodwill amortization of $8.9 million and $2.3 million for the quarters ended March 31, 2000 and March 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2000, Mercator had net working capital of $41.3 million, which included cash and marketable securities of $19.3 million. Working capital at March 31, 1999 was $20.3 million, which included cash and marketable securities of $20.0 million. In the first quarter of 2000, cash provided by operations was $ 3.9 million compared to cash provided of $772,900 in 1999.

     Net accounts receivable were $40.2 million for the quarter ended in March 31, 2000 compared to $20.8 million at March 31, 1999. The number of days of average revenues in accounts receivable was 116 at March 31, 2000 compared to 109 at March 31, 1999. The increase in accounts receivable is due to the large percentage of sales billed during the last month of the quarter, the increase in deferred revenue and the granting of extended terms for certain customers. In response to the increase in days sales outstanding, Mercator has dedicated additional resources to the collection of outstanding receivables. Capital expenditures have been, and future capital expenditures are anticipated to be, primarily for facilities, equipment and computer software to support expansion of the companies operations. Additions to property plant and equipment accounted for $2.0 million and $ 712,600 of expenditures for the three months ending March 31, 2000 and 1999, respectively. As of March 31, 2000, Mercator had no material commitments for capital expenditures.

     Mercator believes that its current cash and cash equivalent balances, and future cash generated by operations, are sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for a least a six month period. Thereafter, if cash generated by operations is insufficient to satisfy operating requirements, Mercator has established a three year $20 million dollar line of credit with Fleet Bank.

     In addition, in an effort to best utilize its working capital, Mercator Software intends to pursue the development and acquisition of additional products or businesses, which support the current business needs. Mercator Software has no agreements or understandings with respect to any material acquisitions.

YEAR 2000 DISCLOSURE

     Mercator was aware of the issues associated with the programming code in existing computer systems. Mercator Software's business is dependent on both the operation of its software it sells to customers, its internal systems and the buying patterns and state of Information Technology systems of its customer base. In preparation for the Year 2000, Mercator Software tested all of its products, evaluated and updated all of its internal systems and communicated the status of product and upgrade requirements to its customers. Mercator did not encounter any problems in regard to its products or internal systems as of March 31, 2000.

     In addition, Mercator's business did not appear to be impacted by its customers purchasing patterns as of March 31, 2000, either in regards to purchase or return activity.

     The total cost of Year 2000 compliance activities was not material to Mercator's results of operations and financial condition, and was handled by individuals responsible for the specific areas in the ordinary course of business. There were no accruals made in 1999 or 2000 for loss contingencies relating to Year 2000 issues.

CONVERSION TO A SINGLE EUROPEAN CURRENCY

     Mercator has sales in a number of foreign countries. However, as the majority of foreign sales are in the United Kingdom, conversion to a single European currency would not have a material impact on Mercator's financial results.

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

        .    changes in pricing policies by our competitors; and us

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

The success of our products will also depend upon the success of the platforms we target

     We may, in the future, seek to develop and market enhancements to existing products or new products, which are targeted for applications, systems or platforms that we believe, will achieve commercial acceptance. This could require us to devote significant development, sales and marketing personnel, as well as other resources, to these efforts, which would otherwise be available for other purposes. We may not be able to successfully identify these applications, systems or platforms, and even if we do so, they may not achieve commercial acceptance or we may not realize a sufficient return on our investment. Failure of these targeted applications, systems or platforms to achieve commercial acceptance or our failure to achieve a sufficient return on our investment could harm our business.

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

We may encounter difficulties in managing our growth

     Our business has grown in recent periods, with total revenues increasing from approximately $16.1 million in 1995 to $98.6 million in 1999. We have also acquired the assets of Software Consulting Partners in November 1998, Braid Limited, Inc. in March 1999, and Novera Software, Inc. in September 1999. The growth of our business has placed, and is expected to continue to place, a strain on our administrative, financial, sales and operational resources and increased demands on our systems and controls. For example, we noted an increase in quarterly days sales outstanding from March 31, 1999 to March 31, 2000 from approximately 109 days to approximately 116 days, and an increase in net accounts receivable from to $20.8 million to $40.2 million.

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

We may face significant risks in expanding our international operations

     International revenues accounted for 11.8% of our total revenues for 1998 however, as a result of the acquisitions of Braid, and the establishment of a sales office in Germany during 1999, International revenues accounted for 15% of our total revenues for the first quarter of 1999 and 39% for the first quarter of 2000. Continued expansion of our international sales and marketing efforts will require significant management attention and financial resources. We also expect to commit additional time and development resources to customizing our products for selected international markets and to developing international sales and support channels.

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

Our success depends upon the widespread use and adoption of the internet and intranets

     We believe that demand for enterprise application integration solutions, such as those that we offer, will depend, in part, upon the adoption by businesses and end-users of the internet and intranets as platforms for electronic commerce and communications. The internet and intranets are new and evolving, and they may not be widely adopted, particularly for electronic commerce and communications among businesses. Critical issues concerning the internet and intranets, including security, reliability, cost, ease of use and access and quality of service, and remain unresolved at this time, inhibiting adoption by many enterprises and end- users. If the internet and intranets are not widely used by businesses and end- users, particularly for electronic commerce, this could harm our business.

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

     The United States Omnibus Appropriations Act of 1998 places a moratorium on taxes levied on internet access from October 1, 1998 to October 21, 2001. However, states may place taxes on internet access if taxes had already been generally imposed and actually enforced prior to October 1, 1998. States which can show they enforced internet access taxes prior to October 1, 1998 and states after October 21, 2001 may be able to levy taxes on internet access resulting in increased cost to access to the internet, resulting in a material adverse effect on our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Mercator is exposed to market risk primarily through its investment in marketable securities. Mercator's investment policy calls for investment in short term, low risk instrument. As of March 31, 2000, investments in marketable securities were $4.1 million. Due to the nature of these investments, any decrease in rates would not have material impact on the Company's financial statements.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or about February 1, 2000, Mercator was named as a defendant and served with a complaint in an action entitled Carpet Co-Op of America Assocation, Inc.
                                       ----------------------------------------
and FloorLINK, L.L.C. v. TSI International Software, Ltd., Civil Action No.
----------------------------------------------------------
00CC-00231, pending in the Circuit Court of St. Louis County, Missouri (the "Missouri Action"). The complaint includes counts of breach of contract, fraud and negligent misrepresentation in connection with certain software implementation work provided under contract by Mercator. The plaintiffs allege that Mercator failed to provide and implement certain software products and designs within an alleged time requirement and misrepresented the Mercator's ability to implement the products within that timeframe. The complaint seeks an unspecified damage amount in excess of $2 million. On or about March 30, 2000, plaintiffs in the Missouri Action filed an amended complaint adding a claim of negligence in connection with the contract. On April 10, 2000, Mercator filed a motion to dismiss the Missouri Action in its entirety, which currently is pending. Mercator believes that the allegations in the amended complaint in the Missouri Action are without merit and intends to contest them vigorously.

     On March 30, 2000, Mercator filed an action entitled TSI International
                                                          -----------------
Software, Ltd. (d/b/a Mercator Software) v. Carpet Co-op of America Assocation,
-------------------------------------------------------------------------------
Inc. and FloorLink, LLC, Civil Action No. 300-CV-603 (SRU) in the United States
------------------------
District Court for the District of Connecticut (the "Connecticut Action"). The Connecticut Action asserts claims for copyright infringement, trademark infringement, unfair competition, misappropriation of trade secrets, breach of contract, fraud, unjust enrichment and violation of the Connecticut Unfair
Trade Practices Act, in connection with the software implementation project at issue in the Missouri Action. The Mercator's complaint in the Connecticut Action alleges that the defendants have failed to pay the more than $1.7 million still owed to the Mercator under the contract, and that, during the course of the project, the defendants fraudulently misappropriated certain of the Mercator's copyrighted software, trademarks and other software implementation related trade secrets. On May 9, 2000, the court in the Connecticut Action entered a Stipulated Injunction barring the defendants from using, copying or disclosing any of the Mercator's copyrighted software, trademarks or other trade secrets or proprietary information.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

     On April 13, 2000 Mercator distributed 218,302 shares of common stock at an average price of $91.62 based on the achievement of operating results in accordance with the Stock Purchase Agreement by and among Mercator Software, Inc. and the Stockholders of Braid Group Limited dated March 18, 1999. The shares issued to the Braid Stockholders were issued in reliance on the exemptions for non-public offerings provided by Rule 506 and Section 4(2) of the Securities Act of 1933. These shares constitute "restricted Securities" under Rule 144 of the Securities Act of 1933. The provisions of Rule 144 permit limited resale of "restricted securities" subject to mandatory holding periods, volume limitations and other restrictions.

     In September 1999 Mercator agreed to acquire Novera Software, Inc. pursuant to an Agreement and Plan of Reorganization between Mercator and Novera. Pursuant to the Agreement and Plan of Reorganization, Mercator issued 1,789,916 shares to the Novera shareholders in exchange for all of the outstanding shares of Novera capital stock. The shares issued to the Novera shareholders were issued in reliance on the exemptions for non-public offerings provided by Rule 506 and section 4(2) of the Securities Act of 1933. These shares constitute "restricted securities" under Rule 144 of the Securities Act of 1933. The provisions of Rule 144 permit limited resale of "restricted securities," subject to mandatory holding periods, volume limitations and other restrictions.

     In March 1999 Mercator agreed to acquire Braid Group LTD, pursuant to a Stock Purchase Agreement by and among Mercator and each of the stockholders of Braid. Pursuant to the Stock Purchase Agreement, Mercator issued 2,207,258 shares to the Braid shareholders in exchange for all of the outstanding shares of Braid capital stock. The shares issued to the Braid shareholders were issued in reliance on the exemptions for non-public offerings' provided by Rule 506 and section 4(2) of the Securities Act of 1933. These shares have subsequently been registered on Form S-3 dated July 16, 1999 and are freely tradable subject to general restrictions on transferability of shares held by affiliates of Mercator.

     In November of 1998, Mercator agreed to acquire substantially all of the assets of and assumed certain liabilities of Software Consulting Partners, a Delaware Corporation. The 67,844 shares of Mercator's common stock issued to Software Consulting Partners under the Asset Transfer Agreement dated November 13, 1998 by and among Mercator. Software Consulting Partners and the sole stockholder of Software Consulting Partners (50% of such shares are being held in escrow pursuant to the terms of the Asset Agreement) were issued in reliance on the exemptions for non-public offerings provided by Rule 506 and section 4(2) of the Securities Act of 1933, as amended and thus have not been registered. These shares constitute "restricted securities" under rule 144 (d) regulated by the Securities and Exchange Commission under the Securities Act of 1933. The provisions of rule 144 permit only limited resale of "restricted securities," including that such securities must generally be held for at least one year from the date of their acquisition and may then be sold only if certain other requirements are met.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On March 30, 2000 at a special meeting of the TSI International Software Ltd. stockholders, stockholders approved the proposal listed below. Proxies were solicited by Mercator pursuant to Regulation 14A under the Securities
Exchange Act of 1934, as amended.

     As of February 23, 2000, the record date for the special meeting, there were approximately 28,558,679 shares of common stock outstanding and entitled to vote, of which 23,232,071 were present in person or by proxy and voted at the meeting. The stockholders voted upon a proposal to amend TSI International Software Ltd.'s Certificate of Incorporation to change the name of TSI International Software Ltd's. to Mercator Software Inc. The proposal was approved with 23,216,061 stockholders voting for the proposal, 8060 against the proposed, 7950 stockholders, obstaining or with no vote.


ITEM 5.  OTHER INFORMATION

         None

ITEM #6    Exhibits and Reports on Form 8-K

3.1                 Amended and Restated Certificate of Incorporation/(2)/

3.2                 Registrant's Amended and Restated Bylaws/(3)/

3.3 Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Mercator Software/(4)/


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    By /s/ Constance F. Galley
                                       -----------------------

                                       President, Chairman of the
                                       Board of Directors and
                                       Chief Executive Officer


Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-Q has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  NAME                                                    CAPACITY                            DATE
-------                                                 -----------                          ------

/s/ Constance F. Galley                   President, Chief Executive                          May, 2000
-----------------------------------
Constance F. Gallley                      Officer and Chairman of the Board of Directors

/s/ Ira Gerard                            Senior Vice President, Chief  Financial Officer     May, 2000
-----------------------------------
Ira A. Gerard

                                 Exhibit Index

3.1                 Amended and Restated Certificate of Incorporation/(2)/

3.2                 Registrant's Amended and Restated Bylaws/(3)/

3.3 Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Mercator Software/(4)/

24.01               Power of Attorney (see signature page)

27.01               Financial Data Schedule

(2) Previously filed as an exhibit to Mercator Software's Registration Statement on Form S-1 (File No. 333-27293) and incorporated herein by reference.

(3) Previously filed as an exhibit to Mercator Software's Registration Statement on Form 8-A (File No. 000-22667) filed on September 4, 1998 and incorporated herein by reference.

(4) Previously filed as an exhibit to Mercator Software's Report on Form 8-K filed on September 4, 1998 and incorporated herein by reference.