Form 10-Q/A
period 2000-03-31
MERCATOR SOFTWARE INC
filed 2000-08-21
CIK 1039276

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 1

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

[X]  Yes     [_]  No

As of March 31, 2000, the Registrant had 28,518,191 shares of Common Stock, $.01 par value outstanding.

                            MERCATOR SOFTWARE, INC.
                               TABLE OF CONTENTS

                                                                                                  PAGE
PART 1    FINANCIAL INFORMATION

          Item 1 - FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 2000 (unaudited)                               3
           and December 31, 1999

          Consolidated Statements of Operations for the Three Months Ended                           5
           March 31, 2000 and 1999 (unaudited)

          Consolidated Condensed Statements of Cash Flows for the Three Months Ended                 6
           March 31, 2000 and 1999 (unaudited)

          Notes to Consolidated Condensed Financial Statements                                       8

          Item 2 - Managements' Discussion and Analysis of Financial Condition and                  10
            Results of Operations

          Item 3 - Quantitative and Qualitative Disclosures about Market Risk                       24

PART II   OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS                                                               24

          ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                               25

          ITEM 6.   EXHIBITS                                                                        26

SIGNATURES

                            MERCATOR SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                 March 31,    December 31,
                                                                   2000           1999
                                                               ------------   ------------
                                                                (unaudited)
    ASSETS

 Current assets:
 Cash and cash equivalents                                     $ 15,177,200   $  9,237,100
 Marketable securities                                            4,107,000      5,648,400
 Accounts receivable, less allowances of $1,224,200
   and $1,766,400                                                40,150,300     38,270,500
 Deferred tax assets                                             10,378,700     10,378,700
 Prepaid expenses and other current assets                        2,431,800      2,984,500
                                                               ------------   ------------

    Total current assets                                         72,245,000     66,519,200

 Furniture, fixtures and equipment, net                           7,774,200      6,516,700
 Intangible assets, net                                         142,307,300    153,227,700
 Other assets                                                       566,000        551,800
                                                               ------------   ------------

    Total assets                                               $222,892,500   $226,815,400
                                                               ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Accounts payable                                               $  4,538,100   $  3,936,700
Accrued expenses                                                 12,836,400      8,175,800
Current portion of deferred revenue                              15,173,100     14,737,700
                                                               ------------   ------------

    Total current liabilities                                    32,547,600     26,850,200
                                                               ------------   ------------

Long-term deferred tax liability                                 11,487,200     12,253,500
Deferred revenue, less current portion                               49,500         58,600
                                                               ------------   ------------

    Total Liabilities                                          $ 44,084,300     39,162,300
                                                               ------------   ------------

Stockholders' equity:
Convertible preferred stock ($.01 par value; authorized
 5,000,000 shares, no shares issued and outstanding)                     --             --
Common stock (70,000,000 shares authorized, $.01 par value;
 28,518,191 and 27,834,350 shares issued and outstanding)      $    285,200   $    278,200
Additional paid-in capital                                      208,484,700    205,420,900
Accumulated deficit                                             (28,164,600)   (16,667,800)
Cumulative foreign currency translation adjustment               (1,148,100)      (495,000)
Deferred compensation                                              (649,000)      (883,200)
                                                               ------------   ------------

    Total stockholders' equity                                  178,808,200    187,653,100
                                                               ------------   ------------

    Total liabilities and stockholders' equity                 $222,892,500   $226,815,400
                                                               ============   ============

See accompanying notes to condensed consolidated financial statements.

                            MERCATOR SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                  2000             1999
                                               -----------      -----------
Revenues:
 Software licensing                            $ 18,307,200     $ 9,799,400
 Service, maintenance and other                  12,945,100       7,436,600
                                               ------------     -----------

 Total revenues                                  31,252,300      17,236,000
                                               ------------     -----------

Cost of revenues:
 Software licensing                                 285,100         436,100
 Service, maintenance and other                   7,127,000       4,231,100
                                               ------------     -----------

 Total cost of revenues                           7,412,100       4,667,200
                                               ------------     -----------

Gross profit                                     23,840,200      12,568,800

Operating expenses:
 Product development                              5,089,100       2,210,300
 Selling and marketing                           13,782,300       6,633,000
 General and administrative                       3,529,900       2,062,400
 Amortization of intangibles                     10,976,600       2,324,000
                                               ------------     -----------

 Total operating expenses                        33,377,900      13,229,700
                                               ------------     -----------

Operating loss                                   (9,537,700)       (660,900)

Other income, net                                   154,200         511,100
                                               ------------     -----------

Loss before income taxes                         (9,383,500)       (149,800)

Provision for income taxes                        2,113,300          69,700
                                               ------------     -----------
Net loss                                       $(11,496,800)    $  (219,500)
                                               ============     ===========


Net loss per share - Basic and Diluted               $(0.41)    $     (0.01)

Weighted average number of common
  and common equivalent shares outstanding
-Basic and Diluted                               28,207,140      22,838,864

See accompanying notes to condensed consolidated financial statements.

                            MERCATOR SOFTWARE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                            Three Months
                                                                           Ended March 31,
                                                                           ----------------
                                                                         2000           1999
                                                                      -----------   ------------
Cash flows from operating activities:
 Net cash provided by operating activities                              3,862,600   $    772,900

Cash flows from investing activities:
 Purchase of furniture fixtures and equipment                          (2,034,800)    (1,448,200)
 Acquisition, net of cash                                                      --    (27,736,100)
 Sales of marketable securities                                         1,540,900     20,191,700
 Other                                                                    (56,200)      (294,300)
                                                                      -----------   ------------

 Net cash (used in) provided by investing activities                     (550,100)    (9,286,900)

Cash flows from financing activities:
 Payments under capital leases                                                 --         (2,600)
 Proceeds from exercise of stock options                                1,992,800        203,700
 Proceeds from issuance of stock under employee stock purchase          1,190,400        598,300
 plan

 Net cash provided by financing activities                              3,183,200        799,400
                                                                      -----------   ------------

Effect of exchange rate changes on cash                                  (556,000)       (44,200)
                                                                      -----------   ------------

 Net change in cash                                                     5,939,700     (7,758,800)
Cash at beginning of period                                             9,237,500     15,132,700
                                                                      -----------   ------------

Cash at end of period                                                 $15,177,200   $  7,373,900
                                                                      ===========   ============

See accompanying notes to consolidated condensed financial statements

                            MERCATOR SOFTWARE, INC)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                    Three Months
                                                   Ended March 31,
                                               ----------------------
                                                 2000         1999
                                                 ----         ----
Supplemental information:
Cash paid for:
 Interest                                      $ 25,000   $    15,300
 Income taxes                                   346,300       403,000

Non cash investing and finance activities:
 Issuance of stock in connection with the
 Acquisition of Braid                                --   $63,723,500
 Warrants exercised on a net exercise basis          --         2,300

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

Reference should be made to Mercator Software Inc.'s 1999 Annual Report on Form 10-K, which includes audited financial statements for the year ended December 31, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

In August 2000, our audit committee became aware of questions concerning the accounting for certain expense items. The audit committee, with the assistance of our auditors, initiated a review of these items and performed certain additional procedures. As a result of these procedures, it was determined that certain expenses were not properly recorded in the first and second quarters of 2000 and, accordingly, it was determined that the financial statements for the quarter ending March 31, 2000 should be restated. The impact of this restatement on our results of operations for the three months ending March 31, 2000 was as follows:

                                              As Restated    As Previously Reported
     Total revenues                           $ 31,252,300   $ 31,252,300
                                              ============   ============

     Gross profit                               23,840,200     23,916,200
     Operating expense                         (33,377,900)   (32,126,900)
                                              ------------   ------------
       Operating loss                         $ (9,537,700)  $ (8,210,700)
                                              ============   ============

     Net loss                                 $(11,496,800)  $ (9,875,200)
                                              ============   ============
     Net loss per share, basic and diluted    $      (0.41)  $      (0.35)


In addition, this restatement resulted in a decrease in total assets of $230,300 to $222,892,500; an increase in total liabilities of

$1,391,300 to $44,084,300; and a reduction in shareholders' equity of $1,621,600 to $178,808,200.


(2)  BUSINESS COMBINATIONS

In March 1999, Mercator Software, Inc. acquired Braid Group Limited, a leading provider of integration software products for straight-through processing of financial transactions in the international banking and securities markets. Mercator purchased all of the outstanding capital stock of Braid for approximately $110.2 million, excluding approximately $20 million of contingent consideration to be paid upon the achievement of certain operating results. The purchase price included $30 million in cash, 2,207,258 shares of Mercator common stock and the issuance of 434,622 stock options. The transaction was accounted for under the purchase method of accounting and the excess purchase price is being amortized on a straight-line basis over a five-year period.

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

SOP 97-2 was amended in February 1998 by SOP 98-4 "Deferral of the Effective Date of a provision of SOP 97-2" and was amended again in December 1998 by SOP 98-9 "Modification of SOP 97-2, Software Recognition with Respect to Certain Transactions." Those amendments deferred and then clarified the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. Mercator adopted the provisions of SOP 97-2 and SOP 98-4 as of January 1, 1998. The adoption has not had a material impact on Mercator's results of operations, financial position or cash flows for the quarters ended March 31, 2000 or 1999. SOP 98-9 is effective beginning January 1, 2000. The adoption of the provisions of this statement did not have a material impact on Mercator's operating results, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to Mercator's financial statements.

(4)  STOCK ACTIVITIES

Effective April 5, 1999, Mercator completed a two for one common stock split in the form of a stock dividend. The accompanying financial statements have been retroactively adjusted to reflect this common stock split.

(5)  COMPREHENSIVE INCOME

Mercator adopted the provisions of SFAS No 130 "Reporting Comprehensive Income" during 1998. SFAS 130 requires Mercator to report comprehensive income in its financial statements. In addition to its net income, comprehensive income (loss) which includes all changes in equity during a period from non-owner sources. Mercator's comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Total comprehensive income (loss) was ($12.1) million and ($265,200) for the three months ended March 31, 2000 and 1999, respectively.

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

(7)  SEGMENT INFORMATION

In the fourth quarter of 1998, Mercator adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services. The method for determining what information to report is based on the way that management organizes the operating segments within Mercator for making operational decisions and assessments of financial performance.

As a result of recent international acquisitions and expansion, Mercator has changed its internal structure resulting in the classification of its business activities into two reportable segments: Domestic and International. These segments are organized, managed and analyzed geographically. Information regarding Mercator's operations in these two operating segments are set forth below. There are no significant corporate overhead allocations or intersegment sales or transfers between the segments for the periods presented.


                                      Quarter Ended March 31,

                                       2000            1999
                                       ----            ----
Revenue:
        Domestic                        19.0            14.7

        International                   12.3             2.5
                                       -----            ----

        Total                           31.3            17.2



Operating income (loss) before
amortization of intangible:
        Domestic                        (0.3)            1.8
        International                    1.7            (0.1)
                                       -----            ----

        Total                            1.4             1.7

        Amortization of intangible     (10.9)           (2.3)
        Other income,  net               0.1             0.5
        Provision for taxes              2.1             0.1
                                       -----            ----

                                       (11.5)           (0.2)

Capital expenditures:
       Domestic                          1.8             1.3
       International                     0.2             0.1
                                       -----            ----

       Total                             2.0             1.4

Depreciation expense:
       Domestic                          0.5             0.2
       International                     0.2             0.1
                                       -----            ----

       Total                             0.7             0.3

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

The following discussion has been amended to reflect the impact of the restatement of Mercator's financial statements for the three months ended March 31, 2000 as discussed in note 1 of the unaudited notes to the consolidated condensed financial statements included in Item 1.

OVERVIEW

Mercator Software, Inc., was incorporated in Connecticut in 1985 as TSI International Software Ltd. and reincorporated in Delaware in September 1993. The name change to Mercator Software, Inc. became effective on April 3, 2000. Mercator has derived a majority of its revenues from products other than Mercator, primarily our Trading Partner family of products and the KEY/MASTER product. However, revenue related to the Mercator family of products has grown significantly in each of the last three years and has increased as a percentage of total revenues. Mercator believes that future growth in revenues, if any, will be mainly attributed to the Mercator suite of products. Mercator believes it cannot accurately predict the amount of revenues that will be attributable to this product line or the life of such products. To the extent our Mercator products do not maintain continued market acceptance, the business will be adversely affected.

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

The size of orders can range from a few thousand dollars to over $300,000 per order. The loss or delay of large individual orders, therefore, can have a significant impact on revenue and other quarterly results. In addition, Mercator generally recognizes a substantial portion of its quarterly software licensing revenues in the last month of each quarter, and as a result, revenue for any particular quarter may be difficult to predict in advance. Because operating expenses are generally fixed, a delay in recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by, increased revenue, operating results would be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:

                                                            Three Months Ended
                                                           --------------------
                                                                 March 31,
                                                                 --------
                                                              2000        1999
                                                             ------      ------
Revenues:
 Software licensing                                            58.6%      56.9%
 Service, maintenance and other                                41.4       43.1
                                                             ------      -----

  Total revenue                                               100.0%     100.0%
                                                             ------      -----

Cost of revenues:
 Software licensing                                             0.9        2.5
 Service, Maintenance and other                                22.8       24.5
                                                             ------      -----

  Total cost of revenues                                       23.7       27.0
                                                             ------      -----

Gross profit                                                   76.3       73.0
                                                             ------      -----

Operating expenses:
 Product development                                           16.3       12.8
 Selling and marketing                                         44.1       38.5
 General and administrative                                    11.3       12.0
 Amortization of intangibles                                   35.1       13.5
                                                             ------      -----

  Total operating expenses                                    106.8       76.8
                                                             ------      -----

Operating loss                                                (30.5)      (3.8)
Other income (expense), net                                     0.5        3.0
                                                             ------      -----

Loss before taxes                                             (30.0)       (.8)
Income tax expense                                              6.8         .4
                                                             ------      -----

 Net Loss                                                     (36.8)%     (1.2)%
                                                             ======      =====
Gross profit:
  Software licensing                                           95.5%      98.4%
  Service, maintenance and other                               43.1       44.9

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

Software License. Total software licensing revenues increased 87% to $18.3 million for the three months ended March 31, 2000 from $9.8 million for the same period in 1999. Domestic software licensing revenues increased $2.4 million to $11.3 million in the first quarter 2000 from $8.9 million in the same period in 1999, primarily due to an increase in Mercator license revenues as a result of a larger customer base. International software licensing revenues increased 682% to $7.0 million in the first quarter of 2000 from $893,900 in the same period 1999. This increase was the result of the Braid acquisition and the larger salesperson base available to sell our Mercator products. International licensing revenues from Braid products and Mercator products were $1.9 million and $5.1 million, respectively.

Service, Maintenance and Other. Service, maintenance and other revenues increased to $12.9 million for the three months ending March 31, 2000 from $7.4 million for the same period in 1999. Domestic service, maintenance and other revenues increased 32% to $7.7 million in the first quarter 2000 from $5.8 million in the same period in 1999. This increase was a result of increased service demands from our Mercator customers and the related acquisition of service personnel to address those needs, as well as additional maintenance revenues on the Mercator license sales. International service, maintenance and other revenues increased $3.6 million to $5.2 million in the first quarter 2000 from $1.6 million in the same period in 1999. This increase is primarily attributed to the larger service component of the traditional Braid financial services product as well as increased services on our Mercator product sales.

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

Cost of Software Licensing. Total cost of software licensing revenues decreased to $285,100 in the first quarter of 2000 from $436,100 for the same period in 1999. This decrease was due to a decrease in costs of distribution. The majority of products are sold on a single CD-ROM, which includes all documentation and other materials, thereby reducing the costs of packaging and materials as well as shipping charges. Software licensing gross margin increased to 98% for the first quarter of 2000 over 96% for the same period in 1999, due to the volume of sales and low cost of software distribution. Cost of software licensing revenues for domestic operations decreased to $139,100 in the first quarter of 2000 from $425,400 for the same period in 1999 and gross margin on software licensing domestic increased to 99% in the first quarter of 2000 from 95% in the same period in 1999 as a result of the low cost of distribution and the resulting economies of scale on the larger number of transactions. The cost of software licensing from international operations was $146,000 in the first quarter of 2000 versus $10,700 for the same period in 1999. The increase in these costs was due to the purchase of Braid in March of 1999 and the inclusion of a full quarter of costs in the quarter ended March 31, 2000 and the increase in international sales of Braid's traditional financial services products as well as the increased sales of Mercator products. Gross margin on international software licensing was 98% for first quarter of 2000.

Total Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 68% to $7.1 million in the first quarter of 2000 from $4.2 million for the same period in 1999. Gross margin on costs of service, maintenance and other was 45% and 43%, respectively. Cost of service, maintenance and other for domestic operations increased to $4.2 million for the three month period ending March 31, 2000 compared to $3.6 million for the same period in 1999. This increase is primarily due to the increase in services performed for Mercator customers along with costs of training services purchased by our increased customer base. Gross margin on domestic service, maintenance and other, was 46% in the first quarter of 2000 and 38% for the same period in 1999. Gross margin for the professional service component was 17%. The difference is related to lower margins on professional services than on maintenance services. Cost of service, maintenance and other for international operations increased to $3.0 million in the first quarter of 2000 from a minimal cost for the same period in 1999. This increase was the result of the acquisition of Braid and related services personnel. In addition, Braid's traditional financial service products have a larger professional service component than the Mercator product suite. Accordingly, international gross margin in the first quarter of 2000 was 15.0% for professional services, as compared to domestic gross margin of 17.0%. Gross margins on service, maintenance and other for international operations was 44% for three months ending March 31, 2000.

OPERATING EXPENSES

Product Development. Product Development expenses include expenses associated with the development of new products and enhancements to existing products. These expenses consist primarily of salaries, recruiting, and other personnel-related costs, depreciation of development equipment, supplies, travel and allocated facilities and communication costs.

Product Development expenses increased 130% to $5.1 million for the three months ending March 31, 2000, from $2.2 million for the same period in 1999, primarily due to increased headcount associated with the development of new Mercator based products and the acquisition of Braid in March 1999 and Novera in September 1999. Product development expenses represented 16% and 13% of total revenues for the first quarter of 2000 and 1999, respectively. International product development expenses were $1.7 million for the first quarter of 2000.

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

Selling and marketing expenses increased 108% to $13.8 million for the three months ended March 31, 2000, from $6.6 million for the same period in 1999. This increase was primarily due to the acquisitions in 1999 and the increased number of sales and marketing personnel hired to pursue Mercator market opportunities and the additional costs incurred in connection with our corporate identity programs and e-business products. Selling and marketing expenses represented 44% and 38% of total revenues for the first quarter of 2000 and 1999, respectively.

During 1999, the acquisition of Braid resulted in an increase in headcount of 27 salespeople. These individuals sold both the traditional Braid financial services products as well as the Mercator product line. Selling and marketing costs for international operations were $4.4 million for the three month period ending March 31, 2000.

General and administrative. General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for Mercator's administrative, executive, and finance personnel as well as outside legal, tax services, and audit fees.

General and administrative expenses increased 71% to $3.5 million in the first quarter of 2000 from $2.1 million in 1999. The increase was primarily due to increased number of employees, the cost of management information system staff, increased legal and consulting costs, as well as increased depreciation expenses for related equipment and software. The acquisition of Braid in March of 1999 and the establishment of a German sales office increased both headcount and expense in the administrative area. International administrative costs were $1.4 million for the first quarter of 2000. General and administrative expenses were 11% and 12% of total revenues for the three months ending March 31, 2000 and 1999, respectively.

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

OTHER INCOME (EXPENSE), NET

Interest income decreased to $154,200 in the first quarter of 2000 from $511,100 for the same period in 1999, primarily due to the use of cash in the acquisitions of Braid and Novera during 1999 and the subsequent reduction of interest bearing investments. Borrowing expenses were $25,000 in the first quarter of 2000 due to the acquisition of a new line of credit in the first quarter of 2000.

TAXES

Income tax expense was $2.1 million for the quarter ended March 31, 2000 as compared to $69,700 for the same period in 1999. The difference between the company's effective tax rate and the U.S. Statutory rate is primarily attributable to non-deductible goodwill amortization of $8.9 million and $2.3 million for the quarters ended March 31, 2000 and March 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2000, Mercator had net working capital of $39.7 million, which included cash and marketable securities of $19.3 million. Working capital at March 31, 1999 was $20.3 million, which included cash and marketable securities of $20.0 million. In the first quarter of 2000, cash provided by operations was $ 3.9 million compared to cash provided of $772,900 in 1999.

Net accounts receivable were $40.2 million for the quarter ended in March 31, 2000 compared to $20.8 million at March 31, 1999. The number of days of average revenues in accounts receivable was 116 at March 31, 2000 compared to 109 at March 31, 1999. The increase in accounts receivable is due to the large percentage of sales billed during the last month of the quarter, the increase in deferred revenue and the granting of extended terms for certain customers. In response to the increase in days sales outstanding, Mercator has dedicated additional resources to the collection of outstanding receivables. Capital expenditures have been, and future capital expenditures are anticipated to be, primarily for facilities, equipment and computer software to support expansion of the companies operations. Additions to property plant and equipment accounted for $2.0 million and $712,600 of expenditures for the three months ending March 31, 2000 and 1999, respectively. As of March 31, 2000, Mercator had no material commitments for capital expenditures.

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

In addition, in an effort to best utilize its working capital, Mercator intends to pursue the development and acquisition of additional products or businesses, which support the current business needs. Mercator has no agreements or understandings with respect to any material acquisitions.

YEAR 2000 DISCLOSURE

Mercator was aware of the issues associated with the programming code in existing computer systems. Mercator's business is dependent on both the operation of its software it sells to customers, its internal systems and the buying patterns and state of Information Technology systems of its customer base. In preparation for the Year 2000, Mercator tested all of its products, evaluated and updated all of its internal systems and communicated the status of product and upgrade requirements to its customers. Mercator did not encounter any problems in regard to its products or internal systems as of March 31, 2000.

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

      .    changes in pricing policies by our competitors and us;

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

In addition, we currently intend to increase our operating expenses by expanding our finance staff, research and product development staff, particularly research and development personnel to be devoted to our Mercator product line, increasing our sales and marketing and professional services operations, expanding distribution channels, and hiring personnel in other operating areas. We expect to experience a significant time lag between the date professional services, sales, and technical personnel are hired and the date these employees become fully productive. The timing of expansion and the rate at which new technical, professional services, and sales personnel become productive as well as the timing of the introduction and success of new distribution channels could cause material fluctuations in our results of operations. Furthermore, to the extent increased operating expenses precede or are not subsequently followed by increased revenues, our business could be harmed.

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

Our future success depends on retaining our key personnel and attracting and retaining additional highly qualified employees

Our future success depends in large part on the continued service of our key sales, professional services and research and development personnel, as well as senior management. All employees are employed at-will and we have no fixed- term employment agreements with our employees, which prevents them from terminating their employment at any time. The loss of the services of any of one or more of our key employees could harm our business.

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

We may encounter difficulties in managing our growth

Our business has grown in recent periods, with total revenues increasing from approximately $16.1 million in 1995 to $98.6 million in 1999. We have also acquired the assets of Software Consulting Partners in November 1998, Braid Group Limited in March 1999, and Novera Software, Inc. in September 1999. The growth of our business has placed, and is expected to continue to place, a strain on our administrative, financial, sales and operational resources and increased demands on our systems and controls. For example, we noted an increase in quarterly days sales outstanding from March 31, 1999 to March 31, 2000 from approximately 109 days to approximately 116 days, and an increase in net accounts receivable from to $20.8 million to $40.2 million.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about February 1, 2000, Mercator was named as a defendant and served with a complaint in an action entitled Carpet Co-Op of America Association, Inc. and FloorLINK, L.L.C. v. TSI International Software Ltd., Civil Action No. 00CC-00231, pending in the Circuit Court of St. Louis County, Missouri (the "Missouri Action"). The complaint includes counts of breach of contract, fraud and negligent misrepresentation in connection with certain software implementation work provided under contract by Mercator. The plaintiffs allege that Mercator failed to provide and implement certain software products and designs within an alleged time requirement and misrepresented Mercator's ability to implement the products within that timeframe. The complaint seeks an unspecified damage amount in excess of $2 million. On or about March 30, 2000, plaintiffs in the Missouri Action filed an amended complaint adding a claim of negligence in connection with the contract. On April 10, 2000, Mercator filed a motion to dismiss the Missouri Action in its entirety, which currently is pending. Mercator believes that the allegations in the amended complaint in the Missouri Action are without merit and intends to contest them vigorously.

On March 30, 2000, Mercator filed an action entitled TSI International Software Ltd. (d/b/a Mercator Software) v. Carpet Co-op of America Association, Inc. and FloorLink, LLC, Civil Action No. 300-CV-603 (SRU) in the United States District Court for the District of Connecticut (the "Connecticut Action"). The Connecticut Action asserts claims for copyright infringement, trademark infringement, unfair competition, misappropriation of trade secrets, breach of contract, fraud, unjust enrichment and violation of the Connecticut Unfair Trade Practices Act, in connection with the software implementation project at issue in the Missouri Action. Mercator's complaint in the Connecticut Action alleges that the defendants have failed to pay the more than $1.7 million still owed to Mercator under the contract, and that, during the course of the project, the defendants fraudulently misappropriated certain of Mercator's copyrighted software, trademarks and other software implementation related trade secrets. On May 9, 2000, the court in the Connecticut Action entered a Stipulated Injunction barring the defendants from using, copying or disclosing any of Mercator's copyrighted software, trademarks or other trade secrets or proprietary information.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On March 30, 2000 at a special meeting of Mercator stockholders, stockholders approved the proposal listed below. Proxies were solicited by Mercator pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

As of February 23, 2000, the record date for the special meeting, there were approximately 28,558,679 shares of common stock outstanding and entitled to vote, of which 23,232,071 were present in person or by proxy and voted at the meeting. The stockholders voted upon a proposal to amend TSI International Software Ltd.'s Certificate of Incorporation to change the name of TSI International Software Ltd. to Mercator Software, Inc. The proposal was approved with 23,216,061 stockholders voting for the proposal, 8,060 against the proposed, 7,950 stockholders, abstaining or with no vote.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit        Description of Exhibit
-------        ----------------------

27.01          Financial Data Schedule


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MERCATOR SOFTWARE, INC.

Dated: August 21, 2000             By   /s/ Constance F. Galley
                                      -----------------------------
                                      President and Chief Executive Officer

Dated: August 21, 2000             By   /s/ Constance F. Galley
                                      ----------------------------
                                      principal financial officer

                                 Exhibit Index

Exhibit            Description of Exhibit
-------            ----------------------

27.01              Financial Data Schedule