Form 10-Q
period 2000-06-30
MERCATOR SOFTWARE INC
filed 2000-08-21
CIK 1039276

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the quarterly period ended June 30, 2000.

    [_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _____ to _____.

                        Commission File Number: 0-22667

                            MERCATOR SOFTWARE, INC.
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

[X]  Yes    [_]  No

As of June 30, 2000, Registrant had 29,353,491 outstanding shares of Common Stock, $.01 par value.

                            MERCATOR SOFTWARE, INC.

TABLE OF CONTENTS

                                                                                          PAGE
PART 1  FINANCIAL INFORMATION

ITEM 1 - Consolidated Condensed Financial Statements
Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999         3-4

Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 2000 (unaudited) and 1999 (unaudited)                                            5-6

Consolidated Condensed Statements of Cash Flows for the Six Months
Ended June 30, 2000 (unaudited) and 1999 (unaudited)                                        7

Notes to Consolidated Condensed Financial Statements                                     8-10

ITEM 2  Managements' Discussion and Analysis of Financial
Condition and Results of Operations                                                     10-22

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk                        22

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                                                  23

ITEM 2. Changes in Securities and Use of Proceeds                                          23

ITEM 4. Submission Of Matters To Vote Of Security Holders                                  24

ITEM 6. Exhibits and Reports on Form 8-K                                                   25

SIGNATURES                                                                                 25

                            Mercator Software, Inc.
                          Consolidated Balance Sheets


                                                                  June 30,     December 31,
                                                                    2000           1999
                                                                    ----           ----
ASSETS:
Current assets:
Cash and cash equivalents                                       $ 13,228,100   $  9,237,100
Marketable securities                                              4,245,100      5,648,400
Accounts receivable, less allowances of
  $2,652,500 and $1,766,400                                       43,708,800     38,270,500
Prepaid expenses and other current assets                          2,167,300      2,984,500
Deferred tax assets                                               10,378,700     10,378,700
                                                                ------------   ------------

   Total current assets                                           73,728,000     66,519,200

Furniture, fixtures and equipment, net                             8,087,500      6,516,700
Intangible assets, net                                           147,037,300    153,227,700
Other assets                                                         582,800        551,800
                                                                ------------   ------------

Total assets                                                    $229,435,600   $226,815,400
                                                                ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                $  3,457,800   $  3,936,700
Accrued expenses                                                  13,063,700      8,175,800
Current portion of deferred revenue                               15,974,300     14,737,700
                                                                ------------   ------------

   Total current liabilities                                      32,495,800     26,850,200

Long-term deferred tax liability                                  15,767,500     12,253,500
Deferred revenue, less current portion                               127,700         58,600
                                                                ------------   ------------

Total liabilities                                                 48,391,000     39,162,300
                                                                ------------   ------------

Stockholders' equity:
Convertible preferred stock: $.01 par value;
  authorized 5,000,000 shares, no shares
  issued and outstanding                                                  --             --
Common Stock: $.01 par value; authorized
 190,000,000 shares; issued and outstanding 29,353,491 shares
 and 27,834,350 shares                                               293,500        278,200
Additional paid-in capital                                       229,168,700    205,420,900
Deferred compensation                                               (568,000)      (883,200)
Accumulated deficit                                              (45,952,400)   (16,667,800)
Cumulative translation adjustment                                 (1,897,200)      (495,000)
                                                                ------------   ------------

Total stockholders' equity                                       181,044,600    187,653,100
                                                                ------------   ------------

Total liabilities and stockholders' equity                      $229,435,600   $226,815,400
                                                                ============   ============

See accompanying notes to consolidated condensed financial statements.

                            Mercator Software, Inc.
                     Consolidated Statements of Operations
                                  (unaudited)

                                             Three Months Ended                 Six Months Ended
                                                  June 30,                          June 30,
                                                  --------                          --------
                                            2000          1999               2000          1999
                                            ----          ----               ----          ----
Revenues:
Software licensing                      $ 20,397,100   $12,547,600       $ 38,704,300   $22,347,100
Service, maintenance and other            15,299,100    11,096,700         28,244,200    18,533,300
                                        ------------   -----------       ------------   -----------

Total revenues                            35,696,200    23,644,300         66,948,500    40,880,400
                                        ------------   -----------       ------------   -----------

Cost of revenues:
Software licensing                           367,700       381,300            652,800       817,400
Service, maintenance and other             7,331,800     5,235,900         14,458,800     9,467,000
                                        ------------   -----------       ------------   -----------

Total cost of revenues                     7,699,500     5,617,200         15,111,600    10,284,400
                                        ------------   -----------       ------------   -----------

Gross profit                              27,996,700    18,027,100         51,836,900    30,596,000

Operating expenses:
Product development                        5,119,600     3,718,300         10,208,700     5,928,600
Selling and marketing                     17,377,800     9,969,700         31,160,100    16,602,700
General and administrative                 4,832,200     1,956,300          8,362,100     4,018,700
Amortization of intangibles               12,251,300     7,047,300         23,227,900     9,371,300
                                        ------------   -----------       ------------   -----------

Total operating expenses                  39,580,900    22,691,600         72,958,800    35,921,300
                                        ------------   -----------       ------------   -----------

Operating loss                           (11,584,200)   (4,664,500)       (21,121,900)   (5,325,300)

Other income, net                            139,500       230,800            293,700       741,900
                                        ------------   -----------       ------------   -----------

Loss before income taxes                 (11,444,700)   (4,433,700)       (20,828,200)   (4,583,400)

Provision for income taxes                 6,343,100       102,000          8,456,400       172,000
                                        ------------   -----------       ------------   -----------

Net loss                                $(17,787,800)  $(4,535,700)      $(29,284,600)  $(4,755,400)
                                        ============   ===========       ============   ===========

Net loss per share-Basic
  and Diluted                           $      (0.61)  $     (0.18)      $      (1.02)  $     (0.20)
Weighted average number of common
  and common equivalent shares
  outstanding:
 Basic and Diluted                        29,099,779    25,373,556         28,653,460    24,106,210


See accompanying notes to consolidated condensed financial statements.

                            Mercator Software, Inc.
                Consolidated Condensed Statements of Cash Flows
                                  (unaudited)

                                                                   Six Months      Six Months
                                                                     Ended           Ended
                                                                 June 30, 2000   June 30, 1999
                                                                 -------------   -------------
Cash flows from operating activities:
    Net cash (used in) provided by operating activities              3,012,900      (3,457,300)

Cash flows from investing activities:
  Purchase of furniture fixtures and equipment                      (3,324,600)     (2,436,200)
  Acquisition, net of cash                                                  --     (27,736,100)
  Sales of marketable securities                                     1,403,000      20,688,200
  Other                                                               (154,800)       (294,300)
                                                                    ----------     -----------

    Net cash (used in) investing securities                         (2,076,400)     (9,778,400)

Cash flows from financing activities:
  Payments under capital leases                                             --          (5,200)
  Proceeds from exercise of stock options                            2,685,100         427,200
  Proceeds from employee stock plan                                  1,190,400         598,300
                                                                    ----------     -----------

    Net cash provided by financing activities                        3,875,500       1,020,300

Effect of exchange rate changes on cash and cash equivalents          (821,000)       (178,700)

  Net change in cash                                                 3,991,000     (12,394,100)
  Cash at the beginning of period                                    9,237,100      15,132,700
                                                                    ----------     -----------

  Cash at end of period                                             13,228,100       2,738,600
                                                                    ==========     ===========


Supplemental information:
Cash paid for:
Interest                                                                29,100          15,300
Income taxes                                                           659,400       1,224,700

Non cash investing and finance activities:
Issuance of stock in connection with the acquisition of Braid               --      63,723,500
Issuance of stock in connection with Braid earnout                  20,000,000              --
Warrants exercised on a net exercise basis                                  --           2,300


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

Reference should be made to Mercator Software, Inc. ("Mercator") 1999 Annual Report on Form 10-K (filed under the Company's prior name, TSI International Software Ltd.) which includes audited financial statements for the year ended December 31, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

(2)  BUSINESS COMBINATIONS

In March 1999, Mercator acquired Braid Group Limited ("Braid"), a leading provider of integration software products for straight-through processing of financial transactions in the international banking and securities markets. Mercator purchased all of the outstanding capital stock of Braid for approximately $110.2 million, excluding approximately $20 million of contingent consideration to be paid upon the achievement of certain operating results. The purchase price included $30 million in cash, 2,207,258 shares of Mercator common stock and the issuance of 434,622 stock options. The transaction was accounted for under the purchase method of accounting and the excess purchase price is being amortized on a straight-line basis over a five-year period. During April 2000, Mercator determined that the operating targets for contingent consideration of $20 million had been achieved. This resulted in the issuance of 218,302 shares to the shareholders of Braid, at an average price of $91.616 as calculated in accordance with the terms of the agreement.

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

(3)  NEWLY ADOPTED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS 137 and 138 is effective for fiscal years beginning after June 15, 2000. These statements are not expected to significantly effect Mercator, as the Company currently does not have any significant derivative instruments or hedging activities.

Statement of Position (SOP) 98-9, "Software Revenue Recognition with Respect to Certain transactions", which amended (SOP) 97-2 "Software Revenue Recognition" and clarified the specification of what was considered vendor specific evidence of fair value for the various elements in a multiple element arrangement was adopted by the company on January 1, 2000. The adoption of the provisions of this statement did not have a material impact on Mercator's operating results, financial position or cash flows.

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 as amended is required to be adopted no later than October 1, 2000. Mercator is currently performing an analysis of SAB 101, as amended, to determine the impact, if any, on our future operating results, financial position or cash flows.

FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44) provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. Mercator does not believe that the implementation of FIN 44 will have a significant effect on our results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to the financial statements of Mercator.

(4)  STOCK ACTIVITIES

Effective April 5, 1999, Mercator completed a 2 for 1 common stock split in the form of a stock dividend. The accompanying financial statements have been retroactively adjusted to reflect this common stock split.

On June 19, 2000, Mercator increased the number of authorized shares of common stock from 70 million to 190 million. Also on this date, the Equity Incentive Stock Option plan was amended to increase the number of options Mercator may grant to its employees from 4,750,000 to 6,700,000 shares.

(5)  COMPREHENSIVE INCOME

Mercator adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" during 1998. SFAS 130 requires Mercator to report comprehensive income in its financial statements, in addition to its net income. Comprehensive income
(loss) consists of net income (loss) and foreign currency translation adjustments. The total comprehensive loss was ($30.7 million) and ($4.8 million) for the six months ended June 30, 2000 and 1999, respectively.

(6)  EARNINGS PER SHARE

Earnings per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" (SFAS 128) and SAB No. 98. Under SFAS 128, basic earnings per share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

Diluted loss per share has not been presented separately for the three and six months ended June 30, 2000, as the outstanding stock options and warrants, representing an aggregate of 3,160,541 shares of common stock equivalents, are antidilutive.

(7)  SEGMENT INFORMATION

In the fourth quarter of 1998, Mercator adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services. The method for determining what information to report is based on the way that management organizes the operating segments within Mercator for making operational decisions and assessments of financial performance.

As a result of recent international acquisitions and expansion, Mercator classifies its business activities into two reportable segments: Domestic and International. These segments are organized, managed and analyzed geographically. Information regarding Mercator's operations in these two operating segments are set forth below. There are no significant corporate overhead allocations or intersegment sales or transfers between the segments for the periods presented.

                                                                      (Amounts in 000's)
                                                 Quarter Ended June 30,                Six Months Ended June 30,
                                                2000                 1999              2000                  1999
                                                ----                 ----              ----                  ----
Revenue:
   Domestic                                   $ 22,092             $ 15,785          $ 41,108              $30,506
   International                                13,604                7,859            25,840               10,374
                                              --------             --------          --------              -------

      Total                                     35,696               23,644            66,948               40,880
                                              ========             ========          ========              =======

Operating income before
 amortization of intangible:
   Domestic                                     (1,640)               1,506            (1,909)               3,304
   International                                 2,307                  876             4,014                  742
                                              --------             --------          --------              -------

   Total                                           667                2,382             2,105                4,046
Amortization of intangibles                    (12,251)              (7,047)          (23,228)              (9,371)
Other income, net                                  139                  231               294                  742
Provision for income taxes                       6,343                  102             8,456                  172
                                              --------             --------          --------              -------

Net loss                                       (17,788)              (4,536)          (29,285)              (4,755)
                                              ========             ========          ========              =======

Capital expenditures:
   Domestic                                        968                  405             2,686                1,371
   International                                   322                  583               639                1,065
Depreciation expense:
   Domestic                                        673                  376             1,246                  656
   International                                   265                  234               413                  286

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

The financial results included in this Form 10-Q are different from results previously announced on July 20, 2000. In addition, Mercator has filed a Form 10-Q/A for the quarter ended March 31, 2000, which includes a restatement of our results for that quarter. Mercator has taken and intends to continue to take action to maintain existing client relationships and attract new customers. While Mercator is undertaking these actions with the intent to maintain revenue growth there can be no assurance that Mercator's revenue growth will continue at prior levels or at all.

OVERVIEW

Mercator Software, Inc., was incorporated in Connecticut in 1985 as TSI International Software Ltd. and reincorporated in Delaware in September 1993. The name change to Mercator Software, Inc. became effective on April 3, 2000. Mercator derives a majority of its revenues from the Mercator suite of products. Mercator believes that future growth in revenues, if any, will be mainly attributed to the Mercator suite of products. Mercator believes it cannot accurately predict the amount of revenues that will be attributable to this product line or the life of such products. To the extent our Mercator products do not maintain continued market acceptance, the business will be adversely affected.

Generally, Mercator recognizes revenue from software license fees upon delivery, unless there are significant post-delivery obligations, in which case revenues are recognized when these obligations are satisfied. This is the case with certain customers who have purchased a financial services solution whereby Mercator recognizes revenue using the percentage-of-completion method as services are performed. Mercator intends to continue to increase the scope of service offerings insofar as it supports the sale of license revenues from sales of Mercator products. We believe that software licensing revenue will continue to account for a larger portion of total revenues than service, maintenance and other revenues.

Mercator can be used by information technology professionals as well as value added resellers, independent software vendors, software integrators or other third parties who resell, embed or otherwise bundle Mercator with their products. License fee revenues are derived from direct sales of software products through our direct sales force and indirect third parties.

International revenue accounted for 38.1% of total revenues for the three months ended June 30, 2000 as compared to 33.2% of total revenues for the three months ended June 30, 1999. The increase is primarily attributed to the purchase of Braid in March of 1999 and the addition of a sales office in Frankfurt, Germany.

The size of orders can range from a few thousand dollars to over $1,000,000 per order. The loss or delay of large individual orders, therefore, can have a significant impact on revenue and other quarterly results. In addition, Mercator generally recognizes a substantial portion of its quarterly software licensing revenues in the last month of each quarter, and as a result, revenue for any particular quarter may be difficult to predict in advance. Because operating expenses are generally fixed, a delay in recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by, increased revenue, operating results would be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and period- to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                     ------------------      ----------------
                                     2000          1999      2000        1999
                                     ----          ----      ----        ----
Revenues:

Software licensing                    57.1          53.1      57.8        54.7
Service, maintenance and other        42.9          46.9      42.2        45.3
                                    ------        ------    ------      ------

Total revenue                        100.0         100.0     100.0       100.0
                                    ------        ------    ------      ------

Cost of revenues:
Software licensing                     1.0           1.6       1.0         2.0
Service, Maintenance and other        20.6          22.1      21.6        23.2
                                    ------        ------    ------      ------

Total cost of revenues                21.6          23.7      22.6        25.2
                                    ------        ------    ------      ------

Gross profit                          78.4          76.3      77.4        74.8
                                    ------        ------    ------      ------

Operating expenses:
Product development                   14.3          15.7      15.2        14.5
Selling and marketing                 48.7          42.2      46.5        40.6
General and administrative            13.6           8.3      12.5         9.8
Amortization of intangibles           34.3          29.8      34.7        22.9
                                    ------        ------    ------      ------

Total operating expenses             110.9          96.0     108.9        87.8
                                    ------        ------    ------      ------

Operating loss                       (32.5)        (19.7)    (31.5)      (13.0)
Other income expense, net               .4           1.0        .4         1.8
                                    ------        ------    ------      ------

Loss before taxes                    (32.1)        (18.7)    (31.1)      (11.2)
Income tax expense                    17.8            .4      12.6          .4
                                    ------        ------    ------      ------

Net Loss                             (49.9)        (19.1)    (43.7)      (11.6)
                                    ======        ======    ======      ======

Gross profit:
Software licensing                    98.2          97.0      98.3        96.3
Service, maintenance and other        52.1          52.8      48.8        48.9
                                    ======        ======    ======      ======


THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

REVENUES

Total Revenues. Mercator's revenues are derived principally from two sources:
(i) license fees for the use of its Mercator name brand products and (ii) service fees for maintenance, consulting services and training related to these software products. Mercator's total revenues increased 51% to $35.7 million in the second quarter of 2000 from $23.6 million in the comparable period of 1999. This increase resulted primarily from increased license sales as well as from increased billings for professional services.

Software Licensing. Software licensing revenues increased 63% to $20.4 million in the second quarter of 2000 from $12.5 million in the comparable period of 1999, primarily due to an increase in Mercator product license revenues including the completion of a $3,200,000 product license to a telecommunications company. Domestic software licensing revenues increased $4.4 million to $13.2 million in the second quarter of 2000 from $8.8 million in the comparable period of 1999, primarily due to an increase in Mercator license revenues as a result of a larger customer base and increases in average licensing fees. International software licensing revenues increased 90% to $7.2 million in the second quarter of 2000 from $3.7 million in the same period of 1999. This increase was the result of the greater market acceptance of Mercator products and the larger salesperson base available to market our products.

Service, Maintenance and Other. Service, maintenance and other revenues increased 38% to $15.3 million in the second quarter of 2000 from $11.1 million in the comparable period of 1999, primarily due to higher professional services associated with sales of Mercator products, and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease attributable to declining KEY/MASTER maintenance revenues. Domestic service, maintenance and other revenues increased 26% to $8.9 million in the second quarter of 2000 from $7.0 million in the comparable period of 1999. This increase was a result of increased professional service needs of our Mercator product customers and the related acquisition of service personnel to address them, as well as additional maintenance revenues on Mercator's license sales. International service, maintenance and other revenues increased $2.3 million to $6.4 million in the second quarter 2000 from $4.1 million in the same period in 1999. This increase is primarily attributed to the increased services on our Mercator product sales.

COST OF REVENUES

Cost of Revenues. Cost of software licensing revenues consists primarily of media, manuals, distribution costs and the cost of third party software that Mercator sub-licenses. Cost of service, maintenance and other revenues consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Gross margin on software licensing revenues is higher than gross margin on service, maintenance and other revenues, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services. Cost of service, maintenance and other revenues also varies based upon the mix of maintenance, technical support, consulting, and training services.

Total Cost of Revenues. Total cost of revenues increased 37% to $7.7 million in the second quarter of 2000 from $5.6 million in the comparable period of 1999.

Cost of Software Licensing. Cost of software licensing revenues decreased 4% to $367,700 in the second quarter of 2000 from $381,300 in the comparable period of 1999. The decrease is primarily due to the increased distribution of product and documentation on CD Rom and electronic transmission of product over the WEB. Software licensing gross margin increased to 98% for the second quarter of 2000 as compared to 97% for the same period in 1999.

Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 40% to $7.3 million in the second quarter of 2000 from $5.2 million for the same period in 1999. Gross margin on costs of service, maintenance and other was 52% for the quarter ended June 30, 2000 as compared to 53% for the comparable period in 1999. Cost of service, maintenance and other for domestic operations increased to $4.3 million for the three months ending June 30, 2000 compared to $3.4 million for the same period in 1999. This increase is primarily due to the increase in services performed for Mercator product customers along with costs of training services purchased by our increased customer base. Gross margin on domestic service, maintenance and other, was 51% for the quarter ended June 30, 2000 and 49% in 1999. Gross margin for the professional service component was 35%. The difference is related to lower margins on professional services than on maintenance services. Cost of service, maintenance and other for international operations increased to $3.0 million in the second quarter of 2000 from $1.8 million in the comparable period of 1999. This increase was the result of our international expansion. Gross margins on service, maintenance and other for international operations was 53% for three months ending June 30, 2000.

OPERATING EXPENSES

Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products and consist primarily of salaries, recruiting and other personnel- related expenses, depreciation of development equipment, supplies, travel, and allocated facilities and communications costs.

Product development costs increased 38% to $5.1 million in the second quarter of 2000 from $3.7 million in the second quarter of 1999, primarily due to increased product development activities related to Mercator's product line. Product development expenses as a percentage of total revenue decreased to 14% in the second quarter of 2000 from 16% in the second quarter of 1999. Mercator introduced three new products in the first half of 2000, with enhancements for next generation products continuing to be developed. In addition, in June we announced the future delivery of a new product, Mercator Web Integrator, which we expect to begin beta testing in the second half of 2000. These products are key to Mercator's continued success in the market and therefore research and development expenditures have increased and we plan to increase such expenditures, to support the further development of these products and other new products. Mercator believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, Mercator anticipates that it will continue to devote substantial resources to research and development. Mercator expects that the absolute dollar amount of research and development expenses will increase, through at least the remainder of 2000. To date, all research and development expenditures have been expensed as incurred.

Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, lead generation, public relations, seminars, trade shows, product descriptive literature and allocated facilities and communications costs.

Mercator continues to invest in sales and marketing to provide for increased revenue opportunities in future periods. These investments include sales force hires, as well as marketing programs intended to increase their productivity. Selling and marketing costs increased 74% to $17.4 million in the second quarter of 2000 from $10.0 million in the second quarter of 1999, primarily due to the increased number of sales and marketing personnel, and increased expenditures for related marketing, lead generation and advertising programs, including costs associated with our corporate identity activities and e-business products. Selling and marketing costs for international operations were $5.3 million for the three-month period ending June 30, 2000. During the second quarter of 2000, Mercator hired additional sales representatives and sales managers in the US, Europe, and Asia Pacific, ending the second quarter with 112 field sales personnel, excluding sales management and administration. This is an increase from 97 at the end of the first quarter. Mercator also participated in three significant trade shows, held Mercator Exchange, our annual customer and partner conference, as well as increased spending on advertising in order to build brand and product awareness. Selling and marketing expenses as a percentage of total revenues increased to 49% in the second quarter of 2000 from 42% in the second quarter of 1999. Mercator expects to continue hiring additional sales and marketing personnel and to increase expenses through the remainder of 2000 to drive awareness and opportunities for the Mercator E-business Broker suite of products.

General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for Mercator's administrative, executive and finance personnel as well as outside legal and audit costs.

General and administrative expenses increased 147% to $4.8 million in the second quarter of 2000 from $2.0 million in the second quarter of 1999, primarily due to increased administrative costs to support Mercator's growth, including legal and consulting fees. During the quarter ended June 30, 2000, Mercator made significant additions to its senior management team in response to our growth. New management positions included a Vice President of Human Resources, a General Counsel, and a Vice President of Asia Pacific Operations. General and administrative expenses as a percentage of total revenues increased to 14% for the second quarter of 2000 from 8% for the second quarter of 1999. The Company believes that the absolute dollar amount of its general and administrative expenses will continue to increase as Mercator expands to support Mercator's worldwide growth and to review and enhance our systems and finance and administrative processes.

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

Amortization expense increased to $12.3 million for the three-month period ending June 30, 2000 from $7.0 million for the same period in 1999 as a result of the acquisition of Novera in September 1999. Amortization expense increased from the quarter ended March 31, 2000 to the quarter ended June 30, 2000 as a result of the increase in goodwill of $20 million in connection with the Braid earnout. As of June 30, 2000 and 1999, Mercator had net intangible assets of $147.0 million and $121.5 million, respectively.

OTHER INCOME (EXPENSE) NET

Net other income, represents income earned on Mercator's cash balances and interest on term contracts. Net interest income decreased to $139,500 in the second quarter of 2000 from $230,800 in the comparable period of 1999, due to lower cash balances resulting from the acquisitions of Braid and Novera and the subsequent reduction of interest-bearing investments. Borrowing expenses were insignificant during the second quarter of 2000 as there are no outstanding debt obligations of the company.

INCOME TAXES

Income tax expense increased to $6,343,100 for the second quarter of 2000 from $102,000 for the second quarter of 1999. The Company's tax expense is calculated by applying the expected full year effective tax rate to the Company's loss before income taxes for the interim period. The difference between Mercator's effective tax rate and the US Statutory Rate is primarily attributable to non-deductible goodwill amortization.

Income tax expense excludes the impact of deductions expected from additional compensation expense related to the Company's stock options, the benefit of which will be recorded in stockholders' equity. With the inclusion of this benefit, the Company does not expect to pay significant U.S. Federal taxes in 2000. In addition, income tax expense for the full year could be reduced as a result of increased costs expected to be incurred over the remainder of the year.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

REVENUES:

Total Revenues. Mercator's total revenues increased 64% to $66.9 million for the six months ended June 30, 2000 from $40.9 million in the comparable period of 1999. This increase primarily resulted from increased license revenue as well as increased revenue for professional services.

Software Licensing. Software license revenues increased 73% to $38.7 million for the six months ended June 30, 2000 from $22.3 million in the comparable period of 1999, primarily due to an increase in Mercator license revenues. Just over 50% of Mercator software license revenues come from our existing customers. Domestic software license revenues increased $6.9 million to $24.6 million for the six month period ended June 30, 2000 from $17.7 million in the comparable period of 1999, primarily due to the increased market opportunity and acceptance of the Mercator product suite including the completion of a $3.2 million product license to a telecommunications company. International software license revenues increased 203% to $14.1 million in the first half of 2000 from $4.6 million in the same period in 1999. This increase was the result of the acquisition of Braid, Mercator's focus on growing our international channels, the larger salesperson base available to license our products, and the continuing opportunity to license the Mercator suite of products into the former Braid organization's financial services customer base, as well as new European and Asia Pacific customers.

Service, Maintenance and Other. Service, maintenance and other revenues increased 52% to $28.2 million for the six months ended June 30, 2000 from $18.5 million in the comparable period of 1999, primarily due to higher utilization of professional services, including training and implementation, associated with sales of Mercator. Domestic service, maintenance and other revenues increased 29% to $16.6 million in the first half of 2000 from $12.8 million in the same period in 1999. International service, maintenance and other revenues increased $5.9 million to $11.6 million in the second quarter of 2000 from $5.7 million in the same period in 1999. This increase is primarily due to the increased Mercator license revenue derived from International customers.

COST OF REVENUES:

Total Cost of Revenues. Total cost of revenues increased 47% to $15.1 million in the first six months of 2000 from $10.3 million in the comparable period of 1999.

Cost of Software Licensing. Cost of software licensing revenues decreased 20% to $652,800 in the first six months of 2000 from $817,400 in the comparable period of 1999. This decrease is primarily due to the increased distribution of product and documentation on CD Rom and electronic transmission of product over the Web. Software licensing gross margin was 98% and 96% for the six- month period ended June 30, 2000 and 1999, respectively.

Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 53% to $14.5 million for the first six months of 1999 from $9.5 million in the comparable period of 1999, primarily due to the increase in services performed for Mercator product customers along with costs of training services purchased by our increased customer base. Service, maintenance and other gross margin was 49% for the six months ended June 30, 2000 and 1999. Domestic and international gross margins were both 49% for the six months ended June 30, 2000.

OPERATING EXPENSES

Product Development. Product development costs increased 72% to $10.2 million for the six months ended June 30, 2000 from $5.9 million in the comparable period of 1999, primarily due to increased product development activities related to the Mercator E-business Broker Suite, as well as the acquisition of Novera. Product development expenses as a percentage of total revenue remained consistent at 15% for the first six months of 2000 and 1999. Mercator believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, Mercator anticipates that it will continue to devote substantial resources to research and development.

Selling and Marketing. Selling and marketing costs increased 88% to $31.2 million in the first half of 2000 from $16.6 million in the first half of 1999, primarily due to the increased number of sales and marketing personnel as a result of Mercator's growth from 1999 to 2000, and increased expenditures for related markets, lead generation, and advertising activities including costs associated with our corporate identity programs and E-business products. Selling and marketing expenses as a percentage of total revenues increased to 47% in the first six months of 2000 from 41% in the first six months of 1999. Mercator anticipates that sales and marketing expenses will continue to increase in absolute dollar amount as the company grows so that the company can maximize its revenue opportunity in the market. Mercator expects to continue to hire additional sales and marketing personnel and to increase expenses through the remainder of 2000 to drive awareness and opportunities for the Mercator E-business Broker suite of products. In particular, we expect these expenses to increase in the third quarter and beyond as we work to maintain existing client relationships and attract new customers.

General and Administrative. General and administrative expenses increased 108% to $8.4 million in the first six months of 2000 from $4.0 million in the first six months of 1999, primarily due to increased headcount and other administrative costs to support Mercator's growth including increased legal and consulting costs. General and administrative expenses as a percentage of total revenues increased to 12% for the first half of 2000 from 10% for the first half of 1999. Mercator believes that the dollar amount of its general and administrative expenses will continue to increase as we expand our infrastructure staff to support our worldwide growth and review and enhance our systems and finance and administrative processes. In particular, we expect these expenses to increase in the third quarter and beyond as we recruit and hire interim and permanent finance staff, including a chief financial officer and a controller, and incur additional expenses to retain and incentivize our employees, and review and enhance our systems and administrative processes.

Amortization of intangibles. Amortization expense increased to $23.2 million for the six-month period ending June 30, 2000 from $9.4 million for the same period in 1999 as a result of the acquisition of Braid in March 1999 and Novera in September 1999. As of June 30, 2000 and 1999, Mercator had net intangible assets of $147.0 million and $121.5 million, respectively.

OTHER INCOME (EXPENSE) NET

Net interest income decreased to $293,700 in the first six months of 2000 from $741,900 in the comparable period of 1999, due to lower cash balances resulting from the acquisitions of Braid and Novera and the subsequent reduction of interest-bearing investments.

INCOME TAXES

Income tax expense increased to $8,456,400 for the six month period ended June 30, 2000 from $172,000 for the same period of 1999. The Company's tax expense is calculated by applying the expected full year effective tax rate to the Company's loss before income taxes for the interim period. The difference between Mercator's effective tax rate and the US Statutory Rate is primarily attributable to non-deductible goodwill amortization. Income tax expense excludes the impact of deductions expected from additional compensation expense related to the Company's stock options, the benefit of which will be recorded in stockholders' equity. With the inclusion of this benefit the Company does not expect to pay significant U.S. Federal Taxes in 2000. In addition, income tax expense for the full year could be reduced as a result of increased costs expected to be incurred over the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2000, Mercator had net working capital of $41.2 million, which included cash and marketable securities of $17.5 million. Operating activities provided (used) net cash of $3.0 million and ($3.5 million) during the six months ended June 30, 2000 and 1999, respectively. The cash provided in the six months ended June 30, 2000 was due to increases in accounts payable and accrued expenses, offset by an increase in accounts receivable.

Investing activities (used) net cash of ($2.1 million) during the six months ended June 30, 2000, primarily for the purchase of furniture, fixtures, and equipment to support Mercator's growth, offset by the sale of marketable securities. Investing activities (used) net cash of ($9.8 million) during the six months ended June 30, 1999 primarily for the purchase of Braid Group Limited in March of 1999, and the purchase of fixed assets, offset by the sale of marketable securities.

Financing activities provided net cash of $3.9 million and $1.0 million for the six months ended June 30, 2000 and 1999, respectively. The cash provided for 2000 and 1999 was due to proceeds from sale of stock through employee stock option exercises and employee stock purchase plan purchases.

Net accounts receivable was $43.7 million at June 30, 2000 compared to $26.3 million at June 30, 1999. The number of days sales in accounts receivables was 110 at June 30, 2000 compared to 100 at June 30, 1999. The increase in accounts receivable is due to the large percentage of sales billed during the last month of the quarter.

Capital expenditures have been, and future capital expenditures are anticipated to be primarily for facilities, equipment and computer software to support expansion of Mercator's operations. As of June 30, 2000, Mercator had no material commitments for capital expenditures.

In April 2000, Mercator entered into a three year agreement with Fleet Bank for a $20 million dollar line of credit. This line is to ensure Mercator has the funds necessary to take advantage of any opportunity that may require additional capital. There has been no draw on this line since inception.

Mercator believes that its current cash and cash equivalent balances and any net cash generated by operations and available bank line will be sufficient to meet its anticipated cash needs for working capital, capital expenditures, employee retention, recruiting, and incentive costs; systems and finance and administrative process review and enhancements; and business growth for at least the next 12 months.

CONVERSION TO A SINGLE EUROPEAN CURRENCY

Mercator has sales in a number of foreign countries, but at the present time they are not significant and the conversion to a single European currency has not had and is not expected to have a material impact on Mercator's financial results.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our quarterly and annual operating results are volatile and difficult to predict and may have caused our stock price to fluctuate and may cause our stock price to fluctuate in the future

Our quarterly and annual operating results have varied significantly in the past and are expected to do so in the future. We believe that you should not rely on period to period comparisons of our results of operations, as they are not necessarily indications of our future performance. In some future periods, our results of operations may be below the expectation of public market analysts and investors. In this case, the price of our common stock would likely decline.

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

 .  our ability to expand, and market acceptance of, our services business;

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

 . the terms and conditions of individual license transactions, including prices and discounts, are often negotiated based on volumes and commitments, and may vary considerably from customer to customer; and

 . we have generally recognized a substantial portion of our quarterly software licensing revenues in the last month of each quarter.

Accordingly, the cancellation or deferral of even a small number of purchases of our products could harm our business.

It would be difficult for us to adjust our spending if we experience any revenue shortfalls

Our future revenues will also be difficult to predict and we could fail to achieve our revenue expectations. Our expense levels are based, in part, on our expectation of future revenues, and expense levels are, to a large extent, fixed in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, our operating results are likely to be harmed. Net income may be disproportionately affected by a reduction in revenue because large portions of our expenses are related to headcount that cannot be easily reduced without harming our business.

In addition, we currently intend to increase our operating expenses by our appointment of a chairman of the board of directors, recruiting and hiring additional interim and permanent finance staff and other staff (including a chief financial officer and a controller), incurring additional expenses to retain our employees and attract new employees, including expanding our research and product development staff (particularly research and development personnel to be devoted to our Mercator product line), increasing our sales and marketing and professional services operations, expanding distribution channels, and
hiring personnel in other operating areas.   In addition, we expect to incur
additional expenses to retain and motivate our employees and to maintain our existing relationships with customers and attract new customers. We also expect to experience a significant time lag between the date professional services, sales, and technical personnel are hired and the date employees become fully productive. The timing of expansion and the rate at which new technical, professional services, and sales personnel become productive as well as the timing of the introduction and success of new distribution channels could cause material fluctuations in our results of operations. Furthermore, to the extent increased operating expenses precede or are not subsequently followed by increased revenues, our business could be harmed. We also expect to incur additional costs to review and enhance our systems and future administrative processes.

We may experience seasonal fluctuations in our revenues or results of operations

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

We depend on the sales of our Mercator products and related services

We introduced our products in 1993. In recent years, a significant portion of our revenue has been attributable to licenses of our Mercator products and related services, and we expect that revenue attributable to our Mercator products and related services will continue to represent a significant portion of our total revenue for the foreseeable future. Accordingly, our future operating results significantly depend on the market acceptance and growth of our Mercator product line and enhancements of these products and services. Market acceptance of our Mercator product line may not increase or remain at current levels, and we may not be able to successfully market our Mercator product line or develop extensions and enhancements to this product line on a long-term basis. In the event that our current or future competitors release new products that provide, or are perceived as providing, more advanced features, greater functionality, better performance, better compatibility with other systems or lower prices than our Mercator product line, demand for our products and services would likely decline. A decline in demand for, or market acceptance of, our Mercator product line would harm our business.

We may experience difficulties in developing and introducing new or enhanced products necessitated by technological changes

Our future success all depend, in part, upon our ability to anticipate changes, to enhance our current products and to develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. Our products may be rendered obsolete if we fail to anticipate or react to change.

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

Our future success depends on retaining our key personnel and attracting and retaining additional highly qualified employees

Our future success depends in large part on the continued service of our key sales, professional services and research and development personnel, as well as senior management. All employees are employed at-will and we have no fixed-term employment agreements with our employees, which allows them to terminate their employment at any time. The loss of the services of any of one or more of our key employees could harm our business.

The current absence of senior financial officers could have an adverse impact on certain aspects of Mercator's day to day operations

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

We may encounter difficulties in managing our growth

Our business has grown in recent periods, with total revenues increasing from approximately $16.1 million in 1995 to $98.6 million in 1999. We acquired the assets of Software Consulting Partners in November 1998, Braid Group Limited in March 1999, and Novera Software, Inc. in September 1999. The growth of our business has placed, and is expected to continue to place, a strain on our administrative, financial, sales and operational resources and increased demands on our systems and controls. For example, we noted an increase in quarterly days sales outstanding from June 30, 1999 to June 30, 2000 from approximately 100 days to approximately 110 days, and an increase in net accounts receivable from $26.3 million to $43.7 million.

To deal with these concerns, we have recently implemented, or are in the process of implementing and will implement in the future, a variety of new and upgraded operational and financial systems, procedures and controls. In addition, we intend to hire additional administrative personnel. We may not be able to successfully complete the implementation and integration of these systems, procedures and controls, or hire additional personnel, in a timely manner. The failure of our management to respond to, and manage, our growth and changing business conditions, or to adapt our operational, management and financial control systems to accommodate our growth could harm our business.

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

We may face significant risks in expanding our international operations

International revenues accounted for 11.8% of our total revenues for 1998 however, as a result of the acquisitions of Braid, and the establishment of a sales office in Germany during 1999, international revenues accounted for 25% of our total revenues for the first half of 1999 and 39% for the first half of 2000. Continued expansion of our international sales and marketing efforts will require significant management attention and financial resources. We also expect to commit additional time and development resources to customizing our products for selected international markets and to developing international sales and support channels.

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

Government regulation and legal uncertainties relating to the internet could adversely affect our business

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

It is not known how courts will interpret both existing and new laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business. In addition, our clients who may be subject to such legislation may indirectly affect our business. Increased regulation of the internet may decrease the growth in the use of the internet, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Mercator is exposed to market risk primarily through its investments in marketable securities. Mercator investment policy calls for investment in short term, low risk instruments. As of June 30, 2000, investments in marketable securities were $4.2 million. Due to the nature of these investments, any decrease in rates would not have material impact on Mercator's financial statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about February 1, 2000, Mercator was named as a defendant and served with a complaint in an action entitled Carpet Co-Op of America Association, Inc. and
                                  ---------------------------------------------
FloorLINK, L.L.C. v. TSI International Software Ltd., Civil Action No. 00CC-
----------------------------------------------------
00231, pending in the Circuit Court of St. Louis County, Missouri (the "Missouri Action"). The complaint includes counts of breach of contract, fraud and negligent misrepresentation in connection with certain software implementation work provided under contract by Mercator. The plaintiffs allege that Mercator failed to provide and implement certain software products and designs within an alleged time requirement and misrepresented Mercator's ability to implement the products within that timeframe. The complaint seeks an unspecified damage amount in excess of $2 million. On or about March 30, 2000, plaintiffs in the Missouri Action filed an amended complaint adding a claim of negligence in connection with the contract. On April 10, 2000, Mercator filed a motion to dismiss the Missouri Action in its entirety, which currently is pending. Mercator believes that the allegations in the amended complaint in the Missouri Action are without merit and intends to contest them vigorously.

On March 30, 2000, Mercator filed an action entitled TSI International Software
                                                     --------------------------
Ltd. (d/b/a Mercator Software Inc.) v. Carpet Co-op of America Association, Inc.
--------------------------------------------------------------------------------
and FloorLink, LLC, Civil Action No. 300-CV-603 (SRU) in the United States
------------------
District Court for the District of Connecticut (the "Connecticut Action"). The Connecticut Action asserts claims for copyright infringement, trademark infringement, unfair competition, misappropriation of trade secrets, breach of contract, fraud, unjust enrichment and violation of the Connecticut Unfair Trade Practices Act, in connection with the software implementation project at issue in the Missouri Action. Mercator's complaint in the Connecticut Action alleges that the defendants have failed to pay the more than $1.7 million still owed to Mercator under the contract, and that, during the course of the project, the defendants fraudulently misappropriated certain of Mercator's copyrighted software, trademarks and other software implementation related trade secrets. On May 9, 2000, the court in the Connecticut Action entered a Stipulated Injunction barring the defendants from using, copying or disclosing any of Mercator's copyrighted software, trademarks or other trade secrets or proprietary information.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 13, 2000 Mercator distributed 218,302 shares of common stock at an average price of $91.62 based on the achievement of operating results in accordance with the Stock Purchase Agreement by and among Mercator Software, Inc., and the Stockholders of Braid Group Limited dated March 18, 1999. The shares issued to the Braid Stockholders were issued in reliance on the exemptions for non-public offerings provided by Rule 506 and Section 4(2) of the Securities Act of 1933. These shares constitute "restricted securities" under Rule 144 of the Securities Act of 1933. The provisions of Rule 144 permit limited resale of "restricted securities" subject to mandatory holding periods, volume limitations and other restrictions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2000, at Mercator's Annual Meeting of Stockholders, the stockholders approved the proposals listed below. Proxies were solicited by Mercator pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

As of April 24, 2000 the record date for the Annual Meeting, there were approximately 28,763,083 shares of Mercator Common Stock outstanding and entitled to vote, of which 23,606,115 were present in person by proxy and voted at the meeting.

1. Proposal to elect five directors of the Company each to serve until the next Annual Meeting of stockholders and until his or her successor is duly elected and qualified or until his earlier resignation or removal.


                              For      Withheld
                           ----------  --------

    Constance F. Galley    23,505,460   100,655
    Ernest E. Keet         23,509,460    96,655
    Richard Little         23,501,911   104,204
    James P. Schadt        23,509,560    96,555
    Dennis G. Sisco        23,509,285    96,830


2. Proposal to amend the Certificate of Incorporation to increase the number of shares of common stock reserved for issuance thereunder to 190,000,000 shares.

    For                 16,631,277
    Against/Withheld     6,966,718
    Abstain                  8,120


3. Proposal to amend Mercator's 1997 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,950,000 shares to an aggregate of 6,7000,000 shares.

    For                 13,810,536
    Against/Withheld     7,670,873
    Abstain                   9420


4. Proposal to ratify the selection of KPMG LLP as Mercator's independent accountants for the fiscal year ending December 31, 2000.

    For                 23,597,877
    Against/Withheld          4349
    Abstain                   3889

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit             Description of Exhibit
    -------             ----------------------

     3.1 Amended and Restated Certificate of Incorporation as amended, of the Registrant

    10.1 Credit Agreement between Registrant and Fleet National Bank dated as of February 25, 2000

    27.1                Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MERCATOR SOFTWARE, INC.

Dated:  August 21, 2000            By: /s/ Constance F. Galley
                                       -----------------------
                                   President and Chief Executive Officer

Dated:  August 21, 2000            By: /s/ Constance F. Galley
                                       -----------------------
                                   principal executive officer



                                 Exhibit Index


Exhibit                             Description of Exhibit
-------                             ----------------------

3.1.................................Amended and Restated Certificate of
                                    Incorporation, as amended, of the
                                    Registrant.

10.1................................Credit Agreement between the Registrant and
                                    Fleet National Bank dated as of February 25,
                                    2000

27.1................................Financial Data Schedule