Form 10-Q
period 2000-09-30
MERCATOR SOFTWARE INC
filed 2000-11-14
CIK 1039276

============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

[X]  Yes    [_]  No


As of September 30, 2000, Registrant had 29,743,937 outstanding shares of Common Stock, $.01 par value.

============================================================================

                            MERCATOR SOFTWARE, INC.

TABLE OF CONTENTS                                                                            PAGE
PART 1  FINANCIAL INFORMATION

ITEM 1 - Consolidated Condensed Financial Statements

Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999       3

Consolidated Statements of Operations for the Three and Nine Months Ended
September 30, 2000 (unaudited) and 1999 (unaudited)                                          4

Consolidated Condensed Statements of Cash Flows for the Nine Months
Ended September 30, 2000 (unaudited) and 1999 (unaudited)                                    5

Notes to Consolidated Condensed Financial Statements                                       6-9

ITEM 2 - Managements' Discussion and Analysis of Financial
Condition and Results of Operations                                                       9-25

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk                         25


PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                                                   25

ITEM 6. Exhibits and Reports on Form 8-K                                                    29

SIGNATURES                                                                                  30

EXHIBIT LIST

                            Mercator Software, Inc.
                          Consolidated Balance Sheets

                                                                                  September 30,    December 31,
                                                                                      2000            1999
                                                                                      ----            ----
                                                                                   (Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents                                                         $ 20,971,100   $  9,237,100
Marketable securities                                                                3,512,500      5,648,400
Accounts receivable, less allowances of
  $ 3,367,400 and  $1,766,400                                                       29,905,000     38,270,500
Prepaid expenses and other current assets                                            3,067,900      2,984,500
Deferred tax assets                                                                 10,378,700     10,378,700
                                                                                  ------------   ------------

  Total current assets                                                              67,835,200     66,519,200

Furniture, fixtures and equipment, net                                               8,113,000      6,516,700
Intangible assets, net                                                             132,603,500    153,227,700
Other assets                                                                           552,300        551,800
                                                                                  ------------   ------------

Total assets                                                                      $209,104,000   $226,815,400
                                                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                  $  4,193,600   $  3,936,700
Accrued expenses                                                                    12,772,100      8,175,800
Current portion of deferred revenue                                                 15,103,700     14,737,700
                                                                                  ------------   ------------

  Total current liabilities                                                         32,069,400     26,850,200

Long-term deferred tax liability                                                     5,994,200     12,253,500
Deferred revenue, less current portion                                                 912,500         58,600
                                                                                  ------------   ------------

Total liabilities                                                                   38,976,100     39,162,300
                                                                                  ------------   ------------

Stockholders' equity:
Convertible preferred stock: $.01 par value;
  authorized 5,000,000 shares, no shares
  issued and outstanding                                                                    --             --
Common Stock:  $.01 par value; authorized
   190,000,000 shares; issued and outstanding 29,743,937 shares and
   27,834,350 shares                                                                   297,400        278,200
Additional paid-in capital                                                         226,864,900    205,420,900
Deferred compensation                                                                 (487,000)      (883,200)
Accumulated deficit                                                                (54,591,400)   (16,667,800)
Cumulative translation adjustment                                                   (1,956,000)      (495,000)
                                                                                  ------------   ------------

Total stockholders' equity                                                         170,127,900    187,653,100
                                                                                  ------------   ------------

Total liabilities and stockholders' equity                                        $209,104,000   $226,815,400
                                                                                  ============   ============

See accompanying notes to consolidated condensed financial statements.

                            Mercator Software, Inc.
                     Consolidated Statements of Operations
                                  (unaudited)

                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                  September 30,
                                                     2000            1999             2000          1999
Revenues
Software licensing                                $ 16,689,100   $14,846,100     $ 55,393,500   $37,193,200
Service, maintenance and other                      15,514,300    11,885,200       43,758,400    30,418,300
                                                  ------------   -----------     ------------   -----------

Total revenues                                      32,203,400    26,731,300       99,151,900    67,611,500
                                                  ------------   -----------     ------------   -----------

Cost of revenues:
Software licensing                                     182,400       207,000          835,300     1,024,300
Service, maintenance and other                       8,376,000     5,472,400       22,834,800    14,939,400
                                                  ------------   -----------     ------------   -----------

Total cost of revenue                                8,558,400     5,679,400       23,670,100    15,963,700
                                                  ------------   -----------     ------------   -----------

Gross profit                                        23,645,000    21,051,900       75,481,800    51,647,800

Operating expenses:
Product development                                  5,532,100     4,144,300       15,740,900    10,072,900
Selling and marketing                               17,175,500    11,237,900       48,335,600    27,840,500
General and administrative                           7,601,200     2,250,000       15,963,200     6,268,700
Amortization of intangibles                         11,828,700     6,934,300       35,056,600    16,305,600
                                                  ------------   -----------     ------------   -----------

Total operating expenses                            42,137,500    24,566,500      115,096,300    60,487,700
                                                  ------------   -----------     ------------   -----------

Operating loss                                     (18,492,500)   (3,514,600)     (39,614,500)   (8,839,900)

Other income, net                                      159,800       118,800          453,500       860,800
                                                  ------------   -----------     ------------   -----------

Loss before income taxes                           (18,332,700)   (3,395,800)     (39,161,000)   (7,979,100)

Provision (benefits) for income taxes               (9,693,800)       71,900       (1,237,400)      244,000
                                                  ------------   -----------     ------------   -----------

Net loss                                          $ (8,638,900)  $(3,467,700)    $(37,923,600)  $(8,223,100)
                                                  ============   ===========     ============   ===========

Net loss per share-Basic and diluted              $      (0.29)  $     (0.14)    $      (1.31)  $     (0.33)

Weighted average number of  common and
common equivalent shares outstanding:
   Basic and diluted                                29,529,630    25,624,921       28,945,516    24,612,447

See accompanying notes to consolidated condensed financial statements.

                            Mercator Software, Inc.
                Consolidated Condensed Statements of Cash Flows
                                  (unaudited)


                                                                    Nine Months               Nine Months
                                                                       Ended                     Ended
                                                                 September 30, 2000        September 30, 1999
                                                              ------------------------  ------------------------
Cash flows from operating activities:
      Net cash (used in) provided by operating activities           $ 8,838,500                 $ (7,111,000)

Cash flows from investing activities:
    Purchase of furniture fixtures and equipment                     (4,361,100)                  (3,415,000)
    Acquisition, net of cash                                                 --                  (22,820,000)
    Sales of marketable securities                                    2,136,000                   25,786,100
    Other                                                              (154,800)                    (302,600)
                                                                    -----------                 ------------
       Net cash (used in) investing securities                       (2,379,900)                    (751,500)

Cash flows from financing activities:
    Payments under capital leases                                            --                       (5,200)
    Proceeds from exercise of stock options                           3,096,200                      846,000
    Proceeds from employee stock plan                                 2,846,300                    1,267,400
    Exercise of warrants                                                     --                       (4,500)
                                                                    -----------                 ------------
       Net cash provided by financing activities                      5,942,500                    2,103,700

Effect of exchange rate changes on cash and  cash                      (667,100)                      36,400
 equivalents

    Net change in cash                                               11,734,000                   (5,722,400)
    Cash at the beginning of period                                   9,237,100                   15,132,700
                                                                    -----------                 ------------
    Cash at end of period                                           $20,971,100                 $  9,410,300
                                                                    ===========                 ============

Supplemental information:
Cash paid for:
Interest                                                            $    39,000                 $     17,100
Income taxes                                                        $   864,900                 $  1,492,100

Non cash investing and finance activities:
Issuance of stock in connection with the acquisition of             $15,633,700                 $ 63,723,500
 Braid
Warrants exercised on a net exercise basis                                   --                 $      2,300
Issuance of stock in connection with the acquisition of
 Novera                                                                      --                 $ 56,152,800

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

Reference should be made to Mercator's 1999 Annual Report on Form 10-K and the notes thereto, (filed under the Company's prior name, TSI International Software, Ltd.) which includes audited financial statements for the year ended December 31, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

(2) BUSINESS COMBINATIONS

In March 1999, Mercator Software, Inc. ("Mercator") acquired Braid Group Ltd., a leading provider of integration software products for straight-through processing of financial transactions in the international banking and securities markets. Mercator purchased all of the outstanding capital stock of Braid for approximately $110.2 million, excluding approximately $20 million of contingent consideration to be paid in cash or common stock upon the achievement of certain operating results. The purchase price included $30 million in cash, 2,207,258 shares of Mercator common stock and the issuance of 434,622 stock options. The transaction was accounted for under the purchase method of accounting and the excess purchase price is being amortized on a straight-line basis over a five-year period. During April 2000, Mercator determined that the operating targets for contingent consideration had been achieved. Mercator elected to pay the $20,000,000 contingent consideration by issuing common shares and, in accordance with the terms of the contract, the number of shares to be issued were determined to be 218,302. These shares are recorded in Mercator's financial statements at a value of $71.615 per share, the closing price of the stock on the date of issuance. In September 2000 Mercator approved an additional $1.7 million cash payment to the shareholders of Braid as the final component of contingent consideration. This payment was made in October, 2000.

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

(3) EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS
137 and 138 is effective for fiscal years beginning after June 15, 2000.   These
statements are not expected to effect Mercator, as the Company currently does not have any significant derivative instruments or hedging activities.

Statement of Position (SOP) 98-9, "Software Revenue Recognition with Respect to Certain Transactions", which amended (SOP) 97-2 " Software Revenue Recognition" and clarified the specification of what was considered vendor specific evidence of fair value for the various elements in a multiple element arrangement was adopted by the company beginning January 1, 2000. The adoption of the provisions of this statement has not had a material impact on Mercator's operating results, financial position or cash flows.

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 as amended is required to be adopted no later than October 1, 2000. The company does not expect that the adoption of SAB 101 as amended will have a material impact on Mercator's operating results, financial position or cash flows.

FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44) provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. Mercator believes that the implementation of FIN 44 could have an effect on our results of operations in future periods in connection with stock awards.

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

During September 2000, Mercator's Board of Directors approved a policy of granting options annually during the first quarter of each year, and a special grant accelerating the 2001 options. On September 25, 2000, a total of 1,451,620 options were granted to employees, at a market price of $16.50. Half of these options will vest quarterly and will be fully vested one year from the date of grant. The second half of the options will vest quarterly on a multi-year schedule. The first twenty-five percent will vest quarterly over eighteen months, with the balance vesting over the following three years. Board members, including Mercator's President and Chief Executive Officer, were excluded from the grant.

On November 2, 2000 Mercator's Board of Directors approved an offer to exchange the first half of the September 25, 2000 grant (725,810 options) for an equal amount of options priced at the market price of $5.063 per option. The new options will vest quarterly over a 12 month period. In accordance with Financial Accounting Standards Board Interpretation No. 44, any November 2 options issued will be subject to variable accounting treatment.

During the third quarter the Company's new Chairman was granted 300,000 options at fair market value. In addition the Company granted 258,400 options, net of cancellations, at fair market value to certain employees in the normal course of business.

(5) COMPREHENSIVE INCOME

Mercator adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" during 1998. SFAS 130 requires Mercator to report comprehensive income in its financial statements, in addition to its net income. Comprehensive income
(loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive loss was ($39.4 million) and ($8.2 million) for the nine months ended September 30, 2000 and 1999, respectively.

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

Diluted loss per share has not been presented separately for the three and nine months ended September 30, 2000, as the outstanding stock options and warrants, representing an aggregate of 2,375,476 shares of common stock equivalents, are antidilutive.

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

                                                           (Amounts in 000's)

                                                 Quarter Ended          Nine Months Ended
                                                 September 30,            September 30,
                                              2000         1999        2000          1999
                                             -------------------------------------------------
Revenue:
  Domestic                                     $ 20,872    $17,574     $ 61,981     $ 48,080
  International                                  11,331      9,157       37,171       19,532
                                               --------    -------     --------     --------
     Total                                     $ 32,203    $26,731     $ 99,152     $ 67,612
                                               ========    =======     ========     ========
Operating income (loss) before
 amortization of intangibles:
  Domestic                                     $ (7,435)   $ 3,191     $ (9,346)    $  6,495
  International                                     771        229        4,788          971
                                               --------    -------     --------     --------
     Total                                       (6,664)     3,420       (4,558)       7,466
Amortization of intangibles                     (11,829)    (6,934)     (35,057)     (16,306)
Other income, net                                   160        119          454          861
Provision (benefit) for income
taxes                                            (9,694)        72       (1,237)         244
                                               --------    -------     --------     --------
Net loss                                       $ (8,639)   $(3,467)    $(37,924)    $ (8,223)
                                               ========    =======     ========     ========

Capital expenditures:
  Domestic                                     $    892    $   765     $  3,578     $  2,882
  International                                $    144    $   214     $    783     $    533
Depreciation expense:
  Domestic                                     $    752    $   427     $  1,998     $  1,083
  International                                $    207    $   234     $    620     $    520

(8) COMMITMENTS AND CONTINGENCIES

The Company and its chief executive officer have been named as defendants in several private securities class action lawsuits. The complaints allege violations of United States federal securities law. Mercator believes that the allegations in the complaints are without merit and intends to contest them vigorously. However, there can be no guarantee as to the ultimate outcome as to these pending litigation matters. See Item 1 in Part II of this filing for further information.

The Company recently signed a 12 year lease agreement for 57,860 square feet of office space in Wilton, Connecticut. The lease commences no earlier than July 1, 2001 and no later than January 1, 2002. The lease agreement calls for annual base rents beginning at $1,273,000 for the first five years, increasing to $1,504,000 for the next 5 years and $1,678,000 for the last two years. The lease requires a security deposit of $2,481,000 in the form of cash or an acceptable letter of credit. As of September 30, 2000 the Company has prepaid the first month's base rent and provided the landlord with half of the security deposit in the form of a letter of credit.

During the third quarter the Company completed employment agreements with its Chairman and its Chief Executive Officer. The agreements generally continue until terminated by the executive or the Company and provide for severance payments under certain circumstances. The agreements include a covenant against competition with the Company, which extends for a period of time after termination for any reason. As of September 30, 2000, if both executives were to be terminated without good cause (as defined) under these contracts, the Company's liability would be approximately $800,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. When used in the filing, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to Mercator Software Inc. are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Factors That may Affect Future Results" and elsewhere in this document.

OVERVIEW

Mercator Software, Inc. is a leading provider of integration broker software and services that enable companies to build the infrastructure necessary to achieve business-to-business (B2B) commerce. This includes integrating applications both within the enterprise, what we call application-to-application (A2A) integration as well as B2B integration, which means the ability to integrate transactions and applications with business partners over the Internet or private networks. With Mercator products, companies can reduce the time, cost and effort of creating an integrated applications infrastructure while eliminating the need for costly programming. In today's rapidly changing information technology environment, this is important because time to market is becoming a critical success factor for many businesses in the Internet economy. Our software enables companies to not only reduce upfront application integration costs, but it also reduces the cost of long-term interface maintenance as well.

Revenue from the company's Mercator family of products represents a large majority of the company's total revenues today. In January of 2000, we introduced the new Mercator E-Business Broker suite of products for application-to-application (A2A), consumer-to-business (C2B) and business-to-business (B2B) application integration. Mercator believes that future growth in revenues, if any, will be mainly attributed to this new suite of products, in particular its B2B integration product. However, we are not able to accurately predict the amount of revenues that will be attributable to this product line or the life of such products. If the Mercator products do not maintain continued market acceptance, the business could be adversely affected.

The Mercator E-business Broker Suite of Products

Mercator Commerce Broker enables customers - traditional brick and mortar type companies as well as dotcoms and Net markets -- to integrate business processes, transactions and applications with their customers and partners over the Internet or private networks. Mercator Commerce Broker provides companies with capabilities for real-time integration and transformation of XML and EDI formatted transactions with business partners as well as back office systems, creating complex B2B integration solutions. Our software helps customers do this quickly, easily and cost-effectively, while leveraging their existing IT infrastructure for new B2B e-commerce initiatives.

Mercator Enterprise Broker facilitates the A2A integration of companies' internal applications and business processes -- no matter how complex they are and no matter where they run. Mercator Enterprise Broker can reduce the time, cost and effort of integrating applications, such as enterprise resource planning (ERP), customer relationship management (CRM) and supply chain management by eliminating the need to create and maintain hand-coded interfaces.

Mercator Web Broker enables the real time integration of transactions from consumers - (i.e., orders for products) - coming in to a company over the Web, from customer call centers, or retail store environments with back office applications for order processing and inventory management, as well as payment processing. Mercator Web Broker enables Mercator customers to reduce the time, cost and effort of creating an integrated application environment that is more responsive to customers.

The Marketplace

Today, almost all companies face the challenge of including the Internet in their business models. Brick and mortar companies are rapidly moving to transform their businesses into e-businesses, almost overnight. In addition, new companies built almost entirely on Internet technology are emerging to provide the applications and services needed to support B2B e-commerce. The need for companies to rapidly adapt to changing environments in order to speed time to market for new B2B initiatives is driving the requirement for B2B integration. This represents a substantial market opportunity for Mercator.

Mercator has customers across a wide variety of industries, including telecommunications, financial services, high-technology manufacturing, pharmaceutical, insurance, healthcare, retail, consumer products goods, and automotive. In addition, the introduction of the new Mercator E-business Broker suite of products has attracted a new class of customers to the company. Today we are building our customer base of dotcoms and leading business-to-business companies.

Distribution Channels

It is our strategy to achieve the broadest distribution of our products to maximize revenue opportunity. Mercator licenses its products directly to end-user customers, as well as through indirect channels, such as value added resellers, independent software vendors, software integrators or other third parties who resell, embed or otherwise bundle Mercator products with their products. Sales through distributors and resellers represent approximately 50% of license revenue.

Mercator is predominantly a software company, with the majority of revenues derived from the licensing of our software products. However, we also offer customers and derive revenue from professional services. We intend to continue to increase the scope of our professional service offerings, such as training in support of license revenues from Mercator products. We believe that software licensing revenue will continue to account for a larger portion of total revenues than service, maintenance and other revenues.

Revenue Recognition Policy

Mercator generally recognizes revenue from software license fees upon delivery. In a certain number of situations there are significant post-delivery obligations, in which case revenues are recognized ratably as these obligations are satisfied.

For multiple element arrangements, SOP 97-2 specifies that the license fee should be allocated to the separate elements based on vendor-specific objective evidence of fair values. Mercator maintains multiple-element software arrangements which include explicit rights to post-contract customer support. In these arrangements, the total fees are allocated among the elements based on vendor-specific objective evidence of fair value. The fair value of post-contract customer support is determined by reference to the price that the customer would be required to pay when it is sold separately. The portion of the fee allocated to post-contract customer support is recognized as revenue on a straight-line basis over the term of the support arrangement.

Maintenance contract revenues are recognized ratably over the terms of the contracts, which are generally for one year. The unrecognized portion of maintenance revenue is classified as deferred maintenance revenue in the accompanying consolidated balance sheets. Consulting and training revenues are recognized as services are performed. Revenues arising from time and material service agreements are recognized as the services are provided. Revenues from fixed price professional service agreements are recognized on a percentage of completion basis in direct proportion to the services provided.

The size of transactions for Mercator products can range from a few thousand dollars to over $1,000,000. While we generally have a varied mix among the size of transactions in any given quarter, the loss or delay of large individual orders could have a significant impact on revenue and other quarterly results. In addition, we generally recognize a substantial portion of our quarterly software licensing revenues in the last month of each quarter, and as a result, revenue for any particular quarter may be difficult to predict in advance. Because operating expenses are generally fixed, a delay in recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. If these expenses precede, or are not subsequently followed by, increased revenue, our operating results for any particular period would be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:

                                       Three Months Ended        Nine Months Ended
                                       ------------------        -----------------
                                          September 30,             September 30,
                                        2000        1999          2000        1999
                                       ------------------        -----------------
Revenues:

Software licensing                       51.8%       55.5%         55.9%      55.0%
Service, maintenance and other           48.2        44.5          44.1       45.0
                                       ------      ------        ------     ------

Total revenue                           100.0       100.0         100.0      100.0
                                       ------      ------        ------     ------
Cost of revenues:
Software licensing                        0.6         0.8           0.8        1.5
Service, Maintenance and other           26.0        20.5          23.1       22.1
                                       ------      ------        ------     ------
Total cost of revenues                   26.6        21.3          23.9       23.6
                                       ------      ------        ------     ------
Gross profit                             73.4        78.7          76.1       76.4
                                       ------      ------        ------     ------
Operating expenses:
Product development                      17.2        15.5          15.9       14.9
Selling and marketing                    53.3        42.1          48.7       41.2
General and administrative               23.6         8.4          16.1        9.3
Amortization of intangibles              36.7        25.9          35.4       24.1
                                       ------      ------        ------     ------
Total operating expenses                130.8        91.9         116.1       89.5
                                       ------      ------        ------     ------

Operating loss                          (57.4)      (13.2)        (40.0)     (13.1)
Other income expense, net                 0.5         0.5           0.5        1.3
                                       ------      ------        ------     ------
Loss before taxes                       (56.9)      (12.7)        (39.5)     (11.8)
Income tax expense ( benefit)           (30.1)        0.3          (1.2)       0.4
                                       ------      ------        ------     ------
Net Loss                                (26.8)%     (13.0)%       (38.3)%    (12.2)%
                                       ======      ======        ======     ======
Gross profit:
Software licensing                       98.9%       98.6%         98.5%      97.2%
Service, maintenance and other           46.0%       54.0%         47.8%      50.9%


________________________________________________________________________________

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES:

Total Revenues. Mercator's revenues are derived principally from two sources:
(i) license fees for the use of Mercator products and (ii) service fees for maintenance, consulting services and training related to software products. Mercator's total revenues increased 20% to $32.2 million in the third quarter of 2000 from $26.7 million in the comparable period of 1999. This increase resulted primarily from increased license fees as well as from increased billings for professional services.

Software Licensing. Software licensing revenues increased 12% to $16.7 million in the third quarter of 2000 from $14.8 million in the comparable period of 1999, primarily due to an increase in Mercator license revenues. Domestic software licensing revenues increased 22% to $12.0 million in the third quarter of 2000 from $9.8 million in the comparable period of 1999, primarily due to an increase in Mercator license revenues as a result of a larger customer base and increases in pricing. International software licensing revenues decreased 7% to $4.7 million in the third quarter of 2000 from $5.0 million in the comparable period of 1999. This decrease was the result of several factors. A significant decline in revenues in Europe was partially offset by gains in Asia Pacific. Fees in the United Kingdom remained flat as the Company began to focus on the commercial market and partner channels requiring the recruitment and training of new sales personnel.

Service, Maintenance and Other. Service, maintenance and other revenues increased 31% to $15.5 million in the third quarter of 2000 from $11.9 million in the comparable period of 1999, primarily due to increased professional consulting services associated with sales of Mercator, and, to a lesser extent, an increase in Mercator maintenance revenue, partially offset by a decrease attributable to declining maintenance revenues for our KEY/MASTER product. Domestic service, maintenance and other revenues increased 15% to $8.9 million in the third quarter of 2000 from $7.7 million in the comparable period of 1999. This increase was a result of increased professional service needs of our Mercator customers and the related hiring of service personnel to address them, as well as additional maintenance revenues on Mercator's licenses, partially offset by a decrease attributable to the continued declined in KEY/MASTER
maintenance revenues.   International service, maintenance and other revenues
increased 60% to $6.6 million in the third quarter 2000 from $4.1 million in the comparable period of 1999. This increase is primarily attributed to several large professional services contracts as well as an expanding license base requiring maintenance.

COST OF REVENUES

Cost of Revenues. Cost of software licensing revenues consists primarily of media, manuals, distribution costs and the cost of third party software that Mercator imbeds in its products. Cost of service, maintenance and other revenues consists primarily of personnel-related costs in connection with providing maintenance, technical support, consulting and training to customers. Gross margin on software licensing revenues is higher than gross margin on service, maintenance and other revenues, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting and training services. Cost of service, maintenance and other revenues also varies based upon the mix of maintenance, technical support, consulting, and training services.

Total Cost of Revenues. Total cost of revenues increased 51% to $8.6 million in the third quarter of 2000 from $5.7 million in the comparable period of 1999.

Cost of Software Licensing. Cost of software licensing revenues decreased 12% to $182,400 in the third quarter of 2000 from $207,000 in the comparable period of 1999. The decrease is primarily due to the increase of distribution of product and documentation on CD Rom and electronic transmission of product over the WEB. Software licensing gross margin was 99% for both periods.


________________________________________________________________________________

Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 53% to $8.4 million in the third quarter of 2000 from $5.5 million for the same period in 1999. Gross margin on costs of service, maintenance and other was 46% for the third quarter of 2000 compared to 54% for the same period in 1999. Cost of service, maintenance and other for domestic operations increased to $5.2 million for the third quarter of 2000 compared to $3.3 million for the same period in 1999. This increase is primarily due to the increase in services performed for Mercator customers along with costs of training services purchased by our increased customer base. Gross margin on domestic service, maintenance and other, was 41% for the third quarter of 2000 and 57% for the same period of 1999. The decrease is related to lower margins on professional services due to incremental non-billable expenses in connection with recruiting and training new personnel. Cost of service, maintenance and other for international operations increased to $3.2 million in the third quarter of 2000 from $2.2 million in the same period of 1999. This increase was the result of our international expansion. Gross margin on service, maintenance and other for international operations was 52% for the third quarter of 2000, compared to 48% for the same period in 1999.

OPERATING EXPENSES

Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products and consist primarily of salaries, recruiting and other personnel-related expenses, depreciation of development equipment, supplies, travel, and allocated facilities and communications costs.

Product development costs increased 33% to $5.5 million in the third quarter of 2000 from $4.1 million in the same quarter of 1999, primarily due to increased product development activities related to Mercator's product line as well as the acquisition of Novera. Product development expenses as a percentage of total revenue increased to 17% in the third quarter of 2000 from 16% in the third quarter of 1999. As mentioned earlier in this report, Mercator introduced three new products in the first half of 2000, with enhancements for next generation products continuing to be developed. In addition, we announced in June the future delivery of a new product enhancement, Mercator Web Integrator, which began beta testing in September 2000. These products are key to the company's continued success; therefore, Mercator believes that a significant level of research and development expenditures is required to remain competitive. Accordingly, Mercator anticipates that it will continue to devote substantial resources to research and development. Mercator expects that the absolute dollar amount of research and development expenses will increase through at least the remainder of 2000. To date, all research and development expenditures have been expensed as incurred.

Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, lead generation, public relations, seminars, trade shows, product descriptive literature and allocated facilities and communications costs.

In a rapidly growing market environment, it is imperative that Mercator continues to invest in sales and marketing to provide for increased revenue opportunities in future periods. These investments include sales force hires, as well as marketing programs intended to increase their productivity and leads. Selling and marketing costs increased 53% to $17.2 million in the third quarter of 2000 from $11.2 million in the same quarter of 1999, primarily due to the increased number of sales personnel, related recruitment costs and sales incentives. During the third quarter of 2000, Mercator hired additional sales representatives and experienced sales managers in the US, Europe, and Asia Pacific, ending the third quarter with 107 field sales personnel, excluding telesales, sales management and administration. This is an increase from the 99 we reported for the second quarter of 2000 and 73 at the end of the third quarter of 1999. Selling and marketing expenses as a percentage of total revenues increased to 53% in the third quarter of 2000 from 42% in the same quarter of 1999. Mercator expects to continue hiring additional sales and marketing personnel and to increase expenses through the remainder of 2000 to drive awareness and opportunities for the Mercator E-business Broker suite of products.


________________________________________________________________________________

General and Administrative. General and administrative expenses consist primarily of salaries, recruiting and other personnel-related expenses for Mercator's administrative, executive and finance personnel as well as outside professional fees.

General and administrative expenses increased 238% to $7.6 million in the third quarter of 2000 from $2.2 million in the same quarter of 1999, primarily due to approximately $2.4 million of incremental legal, accounting and consulting fees related to the restatement of Mercator's first and second quarter earnings and costs related to additional senior management personnel. During the quarter ended September 30, 2000, Mercator made significant additions to its senior management team. New management positions included a new Chairman of the Board of Directors, a Vice President of Corporate Communications and an interim Chief Financial Officer. General and administrative expenses as a percentage of total revenues increased to 24% for the third quarter of 2000 from 8% for the same quarter of 1999. While Mercator expects to incur incremental costs into 2001 in connection with the restatement noted above, the Company believes that its general and administrative expenses, as a percentage of revenues, will decrease in the future, but will not return to 1999 levels as it expands to support the Company's worldwide growth.

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

Amortization expense increased to $11.8 million for the third quarter of 2000 from $6.9 million for the same period in 1999 as a result of the acquisition of Novera in September 1999 and contingent consideration related to Braid earlier in 2000. As of September 30, 2000 and 1999, Mercator had net intangible assets of $132.6 million and $168.1 million, respectively.

OTHER INCOME (EXPENSE) NET

Other income (expense) net represents income earned on Mercator's cash balances and interest on term contracts. Net interest income increased to $159,800 in the third quarter of 2000 from $118,800 in the comparable period of 1999, due to a higher level of cash equivalents and marketable securities as well as higher returns on investments. Borrowing expenses were insignificant during the third quarter of 2000 as there were no outstanding debt obligations of the company.

INCOME TAXES

The provision (benefit) for income taxes for the three months ended September 30, 2000 and 1999 are based on the anticipated effective tax rates and taxable income for the full year, taking into account each jurisdiction in which the Company operates, and the estimated effective tax rates recorded in the previous quarter.

The Company's effective tax rate for both 2000 and 1999 is impacted by the fact that the majority of its amortization of intangibles is not deductible for income tax purposes. The income tax (benefit) of ($9.7 million) for the three months ending September 30, 2000 is primarily the result of a decrease in the expected earnings of its United States operations in 2000, which resulted in the reversal of the tax expense recorded through June 30, 2000.

The income tax provision of $71,900 for the three months ended September 30, 1999 reflects the fact that the majority of the Company's amortization of intangibles is not deductible for income tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999


________________________________________________________________________________

As noted earlier under "Business Combinations", Mercator significantly expanded its international operations in March 1999 by purchasing Braid Group Ltd. Consequently, year-to-date international results for 2000 include nine months of related activity as opposed to six months of related activity in 1999.

REVENUES:

Total Revenues. Mercator's total revenues increased 47% to $99.2 million for the nine months ended September 30, 2000 from $67.6 million in the comparable period of 1999. This increase resulted from increased license revenue as well as increased billings for professional services and maintenance.

Software Licensing. Software license revenues increased 49% to $55.4 million for the nine months ended September 30, 2000 from $37.2 million in the comparable period of 1999, primarily due to an increase in Mercator license revenues. Domestic software license revenues increased 33% to $36.6 million for the nine months ended September 30, 2000 from $27.5 million in the comparable period of 1999, primarily due to the increased market acceptance of the Mercator product suite. International software license revenues increased 94% to $ 18.8 million for the nine months ended September 30, 2000 from $9.7 million in the comparable period of 1999. This increase was the result of Mercator's focus on growing our international channels, the larger salesperson base available to market our products, and the continuing opportunity to sell the Mercator suite of products into both the former Braid organization's financial services customer base, as well as new European and Asia Pacific customers.

Service, Maintenance and Other. Service, maintenance and other revenues increased 44% to $43.7 million for the nine months ended September 30, 2000 from $30.4 million in the comparable period of 1999, due to increased licensing of our products which produced greater professional services engagements and higher related maintenance billings. Domestic service, maintenance and other revenues increased 24% to $25.4 million for the nine months ended September 30, 2000 from $20.6 million in the comparable period of 1999. International service, maintenance and other revenues increased 86% to $18.3 million in the first nine months of 2000 from $9.8 million in the same period in 1999.

COST OF REVENUES:

Total Cost of Revenues. Total cost of revenues increased 48% to $23.7 million in the first nine months of 2000 from $16.0 million in the comparable period of 1999.

Cost of Software Licensing. Cost of software licensing revenues decreased 18% to $.8 million in the first nine months of 2000 from $1.0 million in the comparable period of 1999. The decrease is primarily due to the increase in distribution of product and documentation on CD ROM and electronic transmission of product over the WEB. Software licensing gross margin was 98% and 97% for the nine-month periods ended September 30, 2000 and 1999, respectively.

Cost of Service, Maintenance and Other. Cost of service, maintenance and other revenues increased 53% to $22.8 million for the first nine months of 2000 from $14.9 million in the comparable period of 1999, primarily due to the increase in professional services employee headcount and related recruitment and training costs. Service, maintenance and other gross margin was 48% for the nine months ended September 30, 2000 and 51% for the same period 1999. Domestic and international gross margins were 46% and 50%, respectively for the nine months ended September 30, 2000.

OPERATING EXPENSES

Product Development. Product development costs increased 56% to $15.7 million for the nine months ended September 30, 2000 from $10.1 million in the comparable period of 1999, primarily due to increased product development activities related to the Mercator E-business Broker Suite, as well as the acquisition of Novera in September 1999. Product development expenses as a percentage of total revenue increased to 16% for the first nine months of 2000 as compared to 15% for the same period in 1999. Mercator believes


________________________________________________________________________________
that a significant level of research and development expenditures is required to remain competitive. Accordingly, Mercator anticipates that it will continue to devote substantial resources to research and development.

Selling and Marketing. Selling and marketing costs increased 74% to $48.3 million in the nine months ended September 30, 2000 from $27.8 million in the comparable period of 1999, primarily due to the increased number of sales and marketing personnel as a result of Mercator's growth from 1999 to 2000, and increased expenditures on advertising and marketing programs. Selling and marketing expenses as a percentage of total revenues increased to 49% in the first nine months of 2000 from 41% in the comparable period of 1999. Mercator anticipates that sales and marketing expenses will continue to increase in absolute dollar amount as the company grows so that the company can maximize its revenue opportunity in the market.

General and Administrative. General and administrative expenses increased 155% to $16.0 million in the first nine months of 2000 from $6.3 million in the first nine months of 1999, primarily due to incremental legal, accounting and consulting fees related to the restatement of Mercator's first and second quarter earnings and costs relating to additional senior management personnel, as well as increased headcount and other administrative costs to support Mercator's growth. General and administrative expenses as a percentage of total revenues increased to 16% for the nine months ended September 30, 2000 from 9% for the same period of 1999. Mercator will continue to incur general and administrative expenses at levels appropriate to support our worldwide expansion.

Amortization of intangibles. Amortization expense increased to $35.1 million for the nine-month period ending September 30, 2000 from $16.3 million for the same period in 1999 as a result of the acquisition of Braid in March 1999 and Novera in September 1999. As of September 30, 2000 and 1999, Mercator had net intangible assets of $132.6 million and $168.1 million, respectively.

OTHER INCOME (EXPENSE) NET

Net interest income decreased to $453,500 in the first nine months of 2000 from $860,800 in the comparable period of 1999, due to lower cash balances resulting from the acquisitions of Braid and Novera and the subsequent reduction of interest-bearing investments offset partially by higher rates of return on these investments.

INCOME TAXES

The provision (benefit) for income taxes for the nine months ended September 30, 2000 and 1999 are based on the anticipated effective tax rates and taxable income for the full year taking into account each jurisdiction in which the Company operates.

The Company's effective tax rate for both 2000 and 1999 is impacted by the fact that the majority of its amortization of intangibles is not deductible for income tax purposes. The Company's tax benefit for the nine months ended September 30, 2000 reflects the Company's expectation of no tax expense or benefit in the United States in 2000 due to decreased earnings, offset by a small benefit in its foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2000, Mercator had net working capital of $35.8 million, which included cash and marketable securities of $24.5 million. Operating activities provided (used) net cash of $ 8.8 million and ($7.1 million) during the nine months ended September 30, 2000 and 1999, respectively. The cash provided in the nine months ended September 30, 2000 was due primarily to a decrease in accounts receivable and an increase in accrued expenses.

Investing activities (used) net cash of ($2.4 million) during the nine months ended September 30, 2000. The reduction in cash was due to the purchase of furniture, fixtures, and equipment to support Mercator's


________________________________________________________________________________
growth, offset by the sale of marketable securities. Investing activities (used) net cash of ($0.7 million) during the nine months ended September 30, 1999 due primarily to the purchase of Braid Ltd., offset by the sale of marketable securities.

Financing activities provided net cash of $5.9 million and $2.1 million for the nine months ended September 30, 2000 and 1999, respectively. The cash provided for 2000 and 1999 was due to proceeds from sale of stock through employee stock option exercises and employee stock purchase plan purchases.

Net accounts receivable decreased to $29.9 million at September 30, 2000 from $33.4 million at September 30, 1999. This decrease occurred despite an increase in billings and was primarily due to a change in payment terms from "net 30" to "due upon receipt", the improved collection of outstanding balances and a net increase in the allowance for doubtful accounts. The number of days sales in accounts receivable was 84 at September 30, 2000 compared to 113 at September 30, 1999.

Capital expenditures have been, and future capital expenditures are anticipated to be primarily for facilities, equipment and computer software to support expansion of Mercator's operation. As of September 30, 2000, Mercator had commitments for capital expenditures in the amount of $2.3 million through June 30, 2001.

Mercator believes that its current cash and cash equivalent balances and any net cash generated by operations will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next twelve months.

In April 2000, Mercator entered into a three year agreement with Fleet Bank for a $20 million line of credit. Since inception no amounts have been borrowed under this agreement. At September 30, 2000 there is a $1.24 million letter of credit outstanding against the facility in connection with a new headquarters facility lease in Connecticut. This letter of credit reduces the availability under the agreement to $18.76 million. The line of credit requires us to comply with certain financial covenants. As of September 30, 2000 Mercator was not in compliance with certain covenants. The Company is currently in discussions with Fleet Bank to receive waivers and amend the agreement. If the Company cannot receive the necessary waivers or amend the agreement, it may be restricted in its ability to borrow amounts under the agreement.

CONVERSION TO A SINGLE EUROPEAN CURRENCY

Mercator has sales in a number of foreign countries, but at the present time they are not significant and the conversion to a single European currency has not had a material impact on Mercator's financial results.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our quarterly and annual operating results are volatile and difficult to predict and may cause our stock price to fluctuate.

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


________________________________________________________________________________

 .    personnel changes, our ability to attract and retain qualified sales, professional services and research and development personnel and the rate at which this personnel becomes productive;

 .    general economic conditions;

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

 .    our success in penetrating international markets; and

 .    the buying patterns and budgeting cycles of customers.

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

Our employees, investors, customers and vendors may react adversely to the restatement of our first quarter earnings and the adjustment to previously disclosed second quarter results.

Our future success depends in large part on the support of our key employees, investors, customers, and vendors who may react adversely to the restatement of our first quarter earnings and the adjustment to previously disclosed second quarter results. The restatement of our first quarter earnings and the adjustment to previously disclosed second quarter results has resulted in negative publicity about us and we believe that this publicity may have caused some of our potential customers to defer purchases of our software or to do business with other vendors. We may not be able to retain key employees and customers if they lose confidence in us and our vendors may reexamine their willingness to do business with us. In addition, investors may lose confidence, which may cause the trading price of our common stock to decrease further. If we lose the services of our key employees or are unable to retain and attract our existing and new customers and vendors, our business, operating results and financial condition could be materially adversely affected.


________________________________________________________________________________

Our future success depends on retaining our key personnel and attracting and retaining additional highly qualified employees.

Our future success depends in large part on the continued service of our key sales, professional services and research and development personnel, as well as senior management. Other than the Chairman and the Chief Executive Officer, all employees are employed at-will and we have no fixed-term employment agreements with our employees, which prevents them from terminating their employment at any time. The loss of the services of any of one or more of our key employees could harm our business.

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

It would be difficult for us to adjust our spending if we experience any revenue shortfalls.

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

In addition, we currently intend to increase our operating expenses by expanding our research and product development staff, particularly research and development personnel to be devoted to our Mercator product line, increasing our sales and marketing and professional services operations, expanding distribution channels, and hiring personnel in other operating areas. We expect to experience a significant time lag between the date professional services, sales, and technical personnel are hired and the date these employees become fully productive. The timing of expansion and the rate at which new technical, professional services, and sales personnel become productive as well as the timing of the introduction and success of new distribution channels could cause material fluctuations in our results of operations. Furthermore, to the extent increased operating expenses precede or are not subsequently followed by increased revenues, our operating results could be harmed.

We may experience seasonal fluctuations in our revenues or results of operations.

It is not uncommon for software companies to experience strong fourth quarters followed by weaker first quarters, in some cases with sequential declines in revenues or operating profit. We believe that many software companies exhibit this pattern in their sales cycles primarily due to customers' buying patterns and budget cycles. We may display this pattern in future years.

We depend on the sales of our Mercator products and related services.

We introduced our products in 1993. In recent years, a significant portion of our revenue has been attributable to licenses of our Mercator products and related services, and we expect that revenue attributable to our Mercator products and related services will continue to represent a significant portion of our total revenue for the foreseeable future. Accordingly, our future operating results significantly depend on the market acceptance and growth of our Mercator product line and enhancements of these products and services. Market acceptance of our Mercator product line may not increase or remain at current levels, and


________________________________________________________________________________
we may not be able to successfully market our Mercator product line or develop extensions and enhancements to this product line on a long-term basis. In the event that our current or future competitors release new products that provide, or are perceived as providing, more advanced features, greater functionality, better performance, better compatibility with other systems or lower prices than our Mercator product line, demand for our products and services would likely decline. A decline in demand for, or market acceptance of, our Mercator product line would harm our business.

We may experience difficulties in developing and introducing new or enhanced products necessitated by technological changes.

Our future success all depends, in part, upon our ability to anticipate changes, to enhance our current products and to develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. Our products may be rendered obsolete if we fail to anticipate or react to change.

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

 .    the release of new standards or changes to existing standards; and

 .    changing customer requirements.

Our product enhancements or new products may not adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. In addition, our introduction or announcement, or those of one or more of our current or future competitors, of products embodying new technologies or features could render our existing products obsolete or unmarketable. Our introduction or announcement of enhanced or new product offerings or by our current or future competitors may cause customers to defer or cancel purchases of our existing products. Any deferment or cancellation of purchases could harm our business.

We could experience delays in developing and releasing new products or product enhancements.

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

The success of our products will also depend upon the success of the platforms we target.

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


________________________________________________________________________________

We may not successfully expand our sales and distribution channels.

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

We may encounter difficulties in managing our growth.

Our business has grown in recent periods, with total revenues increasing from approximately $16.1 million in 1995 to $98.6 million in 1999 and $99.2 million for the first nine months of 2000. We acquired certain assets of Software Consulting Partners in November 1998 and acquired Braid Limited, Inc. in March 1999, and Novera Software, Inc. in September 1999. The growth of our business has placed, and is expected to continue to place, a strain on our administrative, financial, sales and operational resources and increased demands on our systems and controls.

To address this growth, we have recently implemented, or are in the process of implementing and will implement in the future, a variety of new and upgraded operational and financial systems, procedures and controls. In addition, we intend to hire additional administrative personnel. We may not be able to successfully complete the implementation and integration of these systems, procedures and controls, or hire additional personnel, in a timely manner. Our inability to manage our growth and changing business conditions, or to adapt our operational, management and financial control systems to accommodate our growth could harm our business.

We may face significant risks in expanding our international operations.

International revenues accounted for 11.8% of our total revenues for 1998; however, as a result of the acquisitions of Braid, and the establishment of a sales office in Germany during 1999, international revenues accounted for 29% of our total revenues for the first nine months of 1999 and 37% for the first


________________________________________________________________________________
nine months of 2000. Continued expansion of our international sales and marketing efforts will require significant management attention and financial resources. We also expect to commit additional time and development resources to customizing our products for selected international markets and to developing international sales and support channels.

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

Our success depends upon the widespread use and adoption of the internet and intranets.

We believe that demand for enterprise application integration solutions, such as those that we offer, will depend, in part, upon the adoption by businesses and end-users of the internet and intranets as platforms for electronic commerce and communications. The internet and intranets are new and evolving, and they may not be widely adopted, particularly for electronic commerce and communications among businesses. Critical issues concerning the internet and intranets, including security, reliability, cost, ease of use and access and quality of service remain unresolved at this time, inhibiting adoption by many enterprises and end- users. If the internet and intranets are not widely used by businesses and end- users, particularly for electronic commerce, this could harm our business.

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

The laws governing the use of the internet, in general, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property; privacy, libel and taxation apply to the internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer


________________________________________________________________________________
protection laws, both in the United States and abroad. This occurrence may impose additional burdens on companies conducting business online by limiting how information can flow over the internet and the type of information that can flow over the internet. The adoption or modification of laws or regulations relating to the internet could adversely affect our business.

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

We face significant competition in the market for e-business integration software.

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

We expect that we will face increasing pricing pressures from our current competitors and new market entrants. Our competitors may engage in pricing practices that reduce the average selling prices of our products and related services. To offset declining average selling prices, we believe that we must successfully introduce and sell enhancements to existing products and new products on a timely basis. We must also develop enhancements to existing products and new products that incorporate features that can be sold at higher average selling prices. To the extent that enhancements to existing products and new


________________________________________________________________________________
products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher average selling prices, our operating margins may decline.

We have only limited protection for our proprietary technology.

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

We may become subject to infringement claims.

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

Securities Litigation

As is outlined below in Part II, Item 1, after the restatement of our first quarter earnings and the adjustment to previously disclosed second quarter results, Mercator was named in a series of similar purported securities class action lawsuits. Each complaint alleges violations of United States federal securities law through alleged material misrepresentations and omissions and seeks an unspecified award of damages. Mercator believes that the allegations in each complaint are without merit and intends to contest them vigorously. However, there can be no guarantee as to the ultimate outcome as to these pending litigation matters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Mercator is exposed to market risk primarily through its investments in marketable securities. Mercator investment policy calls for investment in short term, low risk instruments. As of September 30, 2000, investments in marketable securities were $3.5 million. Due to the nature of these investments, any decrease in rates would not have material impact on Mercator's financial statements.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On or about February 1, 2000, Mercator was named as a defendant and served with a complaint in an action entitled Carpet Co-Op of America Association, Inc. and
                                  ---------------------------------------------
FloorLINK, L.L.C. v. TSI International Software, Ltd., Civil Action No. 00CC-
----------------------------------------------------
00231, pending in the Circuit Court of St. Louis County, Missouri (the "Missouri Action"). The complaint includes counts of breach of contract, fraud and negligent


________________________________________________________________________________
misrepresentation in connection with certain software implementation work provided under contract by Mercator. The plaintiffs allege that Mercator failed to provide and implement certain software products and designs within an alleged time requirement and misrepresented Mercator's ability to implement the products within that timeframe. The complaint seeks an unspecified damage amount in excess of $2 million. On or about March 30, 2000, plaintiffs in the Missouri Action filed an amended complaint adding a claim of negligence in connection with the contract. On April 10, 2000, Mercator filed a motion to dismiss the Missouri Action in its entirety, which currently is pending. Mercator believes that the allegations in the amended complaint in the Missouri Action are without merit and intends to contest them vigorously.

On March 30, 2000, Mercator filed an action entitled TSI International Software,
                                                     ---------------------------
Ltd. (d/b/a Mercator Software Inc.) v. Carpet Co-op of America Association, Inc.
--------------------------------------------------------------------------------
and FloorLink, LLC, Civil Action No. 300-CV-603 (SRU) in the United States
------------------
District Court for the District of Connecticut (the "Connecticut Action"). The Connecticut Action asserts claims for copyright infringement, trademark infringement, unfair competition, misappropriation of trade secrets, breach of contract, fraud, unjust enrichment and violation of the Connecticut Unfair Trade Practices Act, in connection with the software implementation project at issue in the Missouri Action. The Mercator complaint in the Connecticut Action alleges that the defendants have failed to pay the more than $1.7 million still owed to Mercator under the contract, and that, during the course of the project, the defendants fraudulently misappropriated certain of Mercator's copyrighted software, trademarks and other software implementation related trade secrets. On May 9, 2000, the court in the Connecticut Action entered a Stipulated Injunction barring the defendants from using, copying or disclosing any of Mercator's copyrighted software, trademarks or other trade secrets or proprietary information. On May 12, 2000, the defendants filed a motion to dismiss the Connecticut Action which is currently pending.

On August 23, 2000, a purported securities class action lawsuit entitled Thomas
                                                                         ------
Elliott, on behalf of himself and all others similarly situated v. Mercator
---------------------------------------------------------------------------
Software, Inc., et al., Civil Action No. 300CV1610 (GLG), was filed in the
----------------------
United States District Court for the District of Connecticut (the "Elliott
                                                                   -------
Action"). Named as defendants are Mercator Software, Inc. ("Mercator"), Constance Galley and Ira Gerard. Plaintiff purports to represent a class of all persons who purchased Mercator's common stock between April 20, 2000 and August 21, 2000. Thereafter from August 23, 2000 through September 21, 2000 a series of similar lawsuits were filed in the United States District Court for the District of Connecticut as follows:

     Sandra Balan, on behalf of herself and all others similarly situated v.
     -----------------------------------------------------------------------
     Mercator Software, Inc., et al., Civil Action No. 300CV1611 (GLG),
     -------------------------------
     defendants: Mercator, Constance Galley, Ira Gerard and Kevin McKay. Plaintiff purports to represent the same class of persons that is alleged in the Elliott Action.
            -------

     Kalpesh Sampat, on behalf of himself and all others similarly situated v.
     -------------------------------------------------------------------------
     Mercator Software, Inc., et al., currently pending as Civil Action No.
     --------------------------------
     300CV1663 (GLG), defendants: Mercator, Constance Galley, Ira Gerard and Kevin McKay. Plaintiff purports to represent the same class of persons that is alleged in the Elliott Action.
                            -------

     Sanjay Joshi, on behalf of himself and all others similarly situated v.
     -----------------------------------------------------------------------
     Mercator Software, Inc., et al., currently pending as Civil Action No.
     -------------------------------
     300CV1618 (GLG), defendants: Mercator, Constance Galley and Ira Gerard. Plaintiff purports to represent the same class of persons that is alleged in the Elliott Action.
            -------

     Joshua Grabar, on behalf of himself and all others similarly situated v.
     ------------------------------------------------------------------------
     Mercator Software, Inc., et al., currently pending as Civil Action No.
     -------------------------------
     300CV1619 (GLG), defendants: Mercator, Constance Galley, Ira Gerard and Kevin McKay. Plaintiff purports to represent the same class of persons that is alleged in the Elliott Action.
                            -------

     Viviana Cortes, on behalf of herself and all others similarly situated v.
     -------------------------------------------------------------------------
     Mercator Software, Inc., et al., Civil Action No. 300CV1633 (GLG),
     -------------------------------
     defendants: Mercator, Constance Galley, Ira Gerard and


________________________________________________________________________________

     Kevin McKay. Plaintiff purports to represent the same class of persons that is alleged in the Elliott Action.
                       -------

     Glenn and Terri Rasmussen, individually and on behalf of all others
     -------------------------------------------------------------------
     similarly situated v. Mercator Software, Inc., et al., currently pending as
     -----------------------------------------------------
     Civil Action No. 300CV1634 (GLG), defendants: Mercator, Constance Galley and Ira Gerard. Plaintiffs purport to represent a class of all persons who purchased Mercator's common stock between April 24, 2000 and August 21, 2000.

     Lantao Guo, on behalf of himself and all others similarly situated v.
     ---------------------------------------------------------------------
     Mercator Software, Inc., et al., currently pending as Civil Action No.
     -------------------------------
     300CV1635 (CFD), defendants: Mercator, Constance Galley and Ira Gerard. Plaintiff purports to represent the same class of persons that is alleged in the Elliott Action.
            -------

     William Baumgartner, on behalf of himself and all others similarly situated
     ---------------------------------------------------------------------------
     v. Mercator Software, Inc., et al., currently pending as Civil Action No.
     ----------------------------------
     300CV1655 (GLG), defendants: Mercator, Constance Galley, Ira Gerard and Kevin McKay. Plaintiff purports to represent the same class of persons that is alleged in the Elliott Action.
                            -------

     Jerry Parker, on behalf of himself and all others similarly situated v.
     -----------------------------------------------------------------------
     Mercator Software, Inc., et al., currently pending as Civil Action No.
     -------------------------------
     300CV1680 (GLG), defendants: Mercator, Constance Galley, Ira Gerard and Kevin McKay. Plaintiff purports to represent the same class of persons that is alleged in the Elliott Action.
                            -------

     Alireza Rejaei, individually and on behalf of all others similarly situated
     ---------------------------------------------------------------------------
     v. Mercator Software, Inc., et al., currently pending as Civil Action No.
     ----------------------------------
     300CV1688 (GLG), defendants: Mercator, Constance Galley, Ira Gerard and Kevin McKay. Plaintiff purports to represent a class of all persons who purchased Mercator's common stock between April 17, 2000 and August 21, 2000.

     Franklin J. Kessler, on behalf of himself and all others similarly situated
     ---------------------------------------------------------------------------
     v. Mercator Software, Inc., et al., currently pending as Civil Action No.
     ----------------------------------
     300CV1731 (GLG), defendants: Mercator, Constance Galley, Ira Gerard and Kevin McKay. Plaintiff purports to represent the same class of persons that is alleged in the Elliott Action.
                            -------

     James Valfre, on behalf of himself and all others similarly situated v.
     -----------------------------------------------------------------------
     Mercator Software, Inc., et al., currently pending as Civil Action No.
     -------------------------------
     300CV1733 (GLG), defendants: Mercator, Constance Galley, Ira Gerard and Kevin McKay. Plaintiff purports to represent the same class of persons that is alleged in the Elliott Action.
                            -------

     Stephen N. Andert, on behalf of himself and all others similarly situated
     -------------------------------------------------------------------------
     v. Mercator Software, Inc., et al., currently pending as Civil Action No.
     ----------------------------------
     300CV1806 (GLG), defendants: Mercator, Constance Galley and Ira Gerard. Plaintiff purports to represent the same class of persons that is alleged in the Elliott Action.
            -------

Each complaint alleges violations of United States federal securities law through alleged material misrepresentations and omissions and seeks an unspecified award of damages. Mercator believes that the allegations in each complaint are without merit and intends to contest them vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


________________________________________________________________________________

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None


________________________________________________________________________________

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   List of Exhibits

Exhibit                            Description of Exhibit
-------                            ----------------------

3.1 Amended and Restated Certificate of Incorporation, as amended, of the Registrant

3.2       Registrant's Amended and Restated By-laws (1)

10.1 Lease Agreement between Registrant and Wilton Realty Investors Corp. dated June 6, 2000

10.2 Employment Agreement between the Registrant and James P. Schadt, dated as of August 21, 2000

10.3 Employment Agreement between the Registrant and Constance F. Galley dated September 20, 2000

11.1      Statement re computation of per share earnings

27.1      Financial Data Schedule

(1) Previously filed as an exhibit to Mercator Software's Registration Statement on Form 8-A (File No. 000-22667) filed on September 4, 1999, incorporated herein by reference.

b.   Reports on Form 8-K

1. Current Report on Form 8-K, dated August 22, 2000, reporting first and second quarter earnings adjustment.


________________________________________________________________________________

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Mercator Software, Inc.



Date:  November 14, 2000                      /s/ Constance F. Galley
                                        ---------------------------------------
                                                Constance F. Galley
                                        President and Chief Executive Officer



Date:  November 14, 2000                      /s/ Constance F. Galley
                                        ---------------------------------------
                                                  Constance F. Galley
                                              Principal Executive Officer


________________________________________________________________________________

                                 Exhibit Index

Exhibit                              Description of Exhibit
-------                              ----------------------

3.1 Amended and Restated Certificate of Incorporation, as amended, of the Registrant

3.2         Registrant's Amended and Restated By-laws (1)

10.1        Lease Agreement between Registrant and Wilton Realty Investors Corp.
            dated June 6, 2000

10.2 Employment Agreement between the Registrant and James P. Schadt, dated as of August 21, 2000

10.3 Employment Agreement between the Registrant and Constance F. Galley dated September 20, 2000


11.1        Statement re computation of per share earnings

27.1        Financial Data Schedule

(1) Previously filed as an exhibit to Mercator Software's Registration Statement on Form 8-A (File No. 000-22667) filed on September 4, 1999, incorporated herein by reference.