Form 10-K405
period 2000-12-31
MERCATOR SOFTWARE INC
filed 2001-03-30
CIK 1039276

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
       [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000; or

[_] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________________ to________.

                        Commission file number 0-22667

                            Mercator Software, Inc.
                            -----------------------
            (Exact Name of Registrant as Specified in its Charter)

              Delaware                                      06-1132156
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                     Identification Number)

           45 Danbury Road
         Wilton, Connecticut                                   06897
   (Address of Principal Offices)                           (Zip Code)

                                (203) 761-8600
              (Registrant's Telephone Number Including Area Code)

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

                                  Yes X No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 Yes [_] No [_]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 23, 2001 was approximately $125,175,000 based upon $4.125 per share, the last reported sale price of the Common Stock on the Nasdaq National Market on that date. As of March 23, 2001, there were 30,345,557 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                             Mercator Software, Inc.

                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS

PART 1.                                                                                             Page
Item 1.     Business ..............................................................................    3
Item 2.     Properties ............................................................................   10
Item 3.     Legal Proceedings .....................................................................   10
Item 4.     Submission of Matters to a Vote of Security Holders ...................................   11


PART II
Item 5.     Market of Registrant's Common Equity and Related Stockholder Matters ..................   12
Item 6.     Selected Financial Data ...............................................................   13
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..   14
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ............................   28
Item 8.     Financial Statements and Supplementary Data ...........................................   28
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   28


PART III
Item 10.    Directors and Executive Officers of the Registrant ....................................   29
Item 11.    Executive Compensation ................................................................   29
Item 12.    Security Ownership of Certain Beneficial Owners and Management ........................   29
Item 13.    Certain Relationships and Related Transactions ........................................   29


PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K .......................   30

Signatures  .......................................................................................   31


Mercator Software, the Mercator Software logo, Mercator, Trading Partner, OnCall and KEY/MASTER are registered trademarks, and Mercator for R/3, Trading Partner PC, Trading Partner PC/32 and OnCall*EDI are trademarks of Mercator Software Inc. This Report also contains trademarks and trade names of other companies.

                                    PART I

Forward-Looking Information

This report contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. When used in this filing words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," and similar expressions as they relate to Mercator Software are included to identify forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors including those set forth under "Factors That May Affect Future Results" and elsewhere in this document.

ITEM 1.  Business

Mercator Software, Inc., is a leading provider of software and services that help customers achieve speed, flexibility, efficiency, and return on investment in existing technology. We do this by integrating technologies and transactions throughout the extended enterprise and with trading partners and customers. In combination with our software, professional staff and strategic trading partners, we enable companies to integrate electronic transactions and computer applications across the entire value chain of business activities and information technology including back-office systems, Web applications, traditional electronic commerce applications, electronic marketplaces and electronic exchanges. Mercator products and services solve incompatibilities in data formats and semantics by providing a single, standards-based architecture that can be applied to all business integration requirements, including business-to-business, consumer-to-business, and internal application-to-application integration.

Customers of our integration software and services include banks and brokerage institutions, insurance companies, telecommunications companies, and large-scale manufacturing and retail operations. We also sell our products and services through strategic partners to third party customers including Internet market makers, channel masters, group purchasing organizations and application service providers.

We were originally incorporated in Connecticut in 1985 as TSI International Software Ltd. and reincorporated in Delaware in 1993. Effective April 3, 2000, we officially changed our name to Mercator Software, Inc. Our principal executive offices are located at 45 Danbury Road, Wilton, Connecticut 06897, and the telephone number is (203) 761-8600.

From inception through 1996 we operated primarily as a private domestic software company with limited direct sales activities in the United Kingdom and Canada. In 1997 we completed our initial public offering, which raised $25 million, and opened a sales office in France. In 1998 we completed a secondary public offering, which raised $22 million, and acquired certain assets of Software Consulting Partners, a consulting firm with expertise in the implementation of enterprise resource planning systems, for $5.5 million in common stock and assumed liabilities.

In 1999 we acquired the Braid Group Limited, a provider of integration software products for straight-through processing of financial transactions in the international banking and securities markets, for $30 million in cash and approximately $80 million in common stock and stock options, excluding approximately $20 million in contingent consideration to be paid upon the achievement of certain criteria. Braid was based in the United Kingdom with operations in the Asia Pacific area. We subsequently opened a sales office in Germany. Also, in 1999 we acquired Novera Software Inc., a developer of Web application solutions, for approximately $58 million in common stock and stock options.

During 2000 we conducted operations in two principal segments: domestic and international; our international revenues represented 37% of our total revenues.

Industry Background

Customer demand for integration software and services is strong across a broad range of businesses with the following requirements:

     . Integration of core business systems and processes with business-to-business transactions, including Web-based transactions; connection to electronic marketplaces and exchanges; electronic data interchange over private networks and proprietary e-commerce connections to major partners for a completely integrated supply chain.

                                       (3)

     . Integration of customer-facing business applications with core business systems, including Web-based consumer-to-business applications; Web servers; and client applications based on Web standards.

     . Integration of core business systems throughout the enterprise, including packaged applications, legacy systems, databases and data warehouses.

To meet these requirements integration software must enable rapid, efficient and flexible implementation of scalable, high-performance business solutions in complex technology environments. At the same time, these solutions must leverage the significant investments made in existing information technology architectures. Additional essential capabilities of integration software include:

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

Achieving fast, efficient and seamless integration depends on the ability to automate without custom programming. Automated programming requires resolving the differences in the syntax, structure and semantic meaning of content being routed between applications that support different data.

Mercator technology identifies, comprehends and codifies any data transaction in any technology environment. Mercator is prized for its ability to eliminate programming, rapidly assimilate new standards and technologies, reduce skill levels needed to solve complex problems, simplify connectivity to the business world, provide greater choice in technology decisions, and respond quickly to new business initiatives.

Strategy

Our objective is to establish Mercator as the premier provider of enterprise wide integration software, services and solutions. Our major strategies for doing this are:

Leveraging and expanding our direct and indirect distribution channels

We have a large direct sales organization focused on Global 2000 accounts in three geographic markets: The Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. Strategic vertical market sales teams are focused on opportunities in financial services, telecommunications, and healthcare, as well as supply chain management opportunities across a variety of industries. In addition, over 100 Mercator World Alliance Partners, including application software vendors, systems integrators, and other technology providers, embed or resell our software with their own products and services. Revenue from partners, or influenced by partners, accounted for approximately 18% of revenues for the year ending December 31, 2000.

Leveraging strategic partnerships

Our partners include companies in the following categories:

 .    Application software vendors who embed our e-business integration software in their own products.
 .    E-business solution providers, including Internet market makers, Global
     2000 channel masters, group purchasing organizations and application service providers.
 .    Technology vendors who re-sell or recommend our software as part of their solutions.
 .    Systems integrators who re-sell or recommend our software in support of their solutions.

                                       (4)

Direct and indirect channels are the primary vehicles for delivering enterprise-class integration software and services to market. Our channel productivity is being increased several ways:

 .    By focusing on key vertical markets where we enjoy domain expertise and successful customers, such as financial services, telecommunications, and healthcare, as well as supply chain customers across a variety of industries.
 .    Through increased participation of strategic professional services in the selling process, provide customers higher value-added services in conjunction with software purchases.
 .    Focusing on selected world-wide partnerships.

Leveraging our large base of enterprise customers

Our software products and services are used by over 1,500 enterprise-class customers worldwide in all major industries to achieve speed, flexibility and efficiency, while maximizing return on investment from existing IT infrastructure. With our products and services, customers can integrate internal applications in support of e-business initiatives, integrate packaged applications such as enterprise resource planning (ERP) systems with legacy systems, best-of-breed applications and databases to extend their reach within the enterprise, integrate financial transaction processing with back-office systems in banking and brokerage, and integrate existing systems with e-commerce transactions from customers and suppliers. As these customers adapt to changing business conditions, whether in the shape of expanding markets or merger and acquisition activity, the demand for integration products and services is expected to rise. We intend to exploit this opportunity by selling to existing customers further up the organizational chart, i.e., to CIO's, CTO's and CEO's.

Leveraging our expertise in fast-growing vertical markets

We enjoy substantial experience and a growing base of customers in these key vertical markets: financial services, healthcare, telecommunications and supply chain management across a variety of industries.

In financial services Global banking institutions, brokerage houses and mutual fund companies use our software for application-to-application integration and straight through processing of transactions between financial institutions processed over both the Internet and private financial networks. Mercator addresses a wide range of application integration requirements, including transaction validation, reporting and management, to facilitate straight through processing and integration with all major financial networks such as S.W.I.F.T., providing a competitive advantage in international banking and brokerage markets.

In healthcare, the US Federal government has mandated that health plans, health care providers, health care clearing houses/intermediaries, and self-insured employers comply with new regulations associated with the Health Insurance Portability and Accountability Act (HIPAA). HIPAA establishes a broad set of regulations that lays out requirements for maintaining and exchanging patient healthcare data. Our software makes it possible for healthcare companies to achieve compliance by managing communications between organizations that must exchange HIPAA-compliant transactions, validating information to ensure compliance, transforming HIPAA transactions to and from legacy applications and data stores, and ensuring the confidentiality of patient data in accordance with HIPAA regulations.

In the telecommunications industry we have helped large customers meet federal standards for processing critical customer information in dynamic environments featuring mergers and acquisitions and rapid transitions between local, long-distance and mobile service.

In Enterprise Resource Management (ERM), we help orchestrate the integration of purchase orders, inventory systems and Customer Relationship Management (CRM) applications that handle critical information and transactions. Here Mercator solutions facilitate the fulfillment and billing of purchase orders placed with large business operations by multiple individual customers, as well as post-sale marketing campaigns. In the related area of Supply Chain Management (SCM) our products and services are used by major manufacturing and retail corporations to reduce the size and cost of inventory and achieve faster distribution of goods and supplies by significantly reducing the number of interfaces between critical management systems.

Extending our technology leadership

We are an established technology leader, having pioneered the market for application integration with the release of the very first version of our Mercator Integration Broker in 1993. We were the first company to introduce an integration product with graphical templates for defining and managing transaction workflows in event-driven environments, the first product certified by SAP(TM) for integration of its ERP (Enterprise Resource Planning) software with non-SAP applications, and the first enterprise application integration software to support double-byte character sets for the Asian market.

                                       (5)

Going forward we will continue to strive to understand the needs of our customers and develop and bring to market the products and services they require for full enterprise-wide integration on a global scale. Research and development resources will be maximized and new capabilities will be developed within the Mercator Integration Broker suite of software products. In addition, we will look for key external technology partners whose products add complementary capabilities to our product.

Products

We are a leading provider of integration solutions for businesses seeking greater efficiencies and higher returns on information technology (IT) investment throughout their entire enterprise. By providing a mix of products, professional expertise, and strategic partnerships, we help customers integrate mission-critical systems across a variety of operating platforms and applications. Our solutions are used to meet a variety of business needs including the integration of diverse global asset management systems, inventory networks, international trading marketplaces, and sophisticated electronic purchase-order and auction programs connecting multiple independent suppliers and brokers.

Our professional service teams assist businesses in determining their integration strategies. Our strategic partnerships provide additional technology and consulting capabilities for meeting enterprise-wide integration challenges.

At the core of our solution is Mercator technology known as integration broker software, which addresses customers' application integration requirements at every business stage. We provide a software suite for automating the design, development, implementation and management of end-to-end integration across business-to-business, consumer-to-business, and internal application-to-application integration requirements.

Our integration broker products provide a scalable solution that combines capabilities for integrating any application to any other whether they are new Web-based applications or old legacy systems. Our powerful graphical technology resolves application semantics, integrates application content, and provides real-time management controls to enable seamless integration of applications across the extended enterprise, encompassing all commerce touch points.

Mercator E-Business Broker suite

In 2000 we introduced a suite of integration products called the Mercator E-Business Broker suite, which included Mercator Commerce Broker, and Mercator Enterprise Broker. Mercator Enterprise Broker and Mercator Commerce Broker are software solutions for integrating applications within and between enterprises, including procurement, supply chain management, and other business-to-business applications, as well as enterprise resource planning, customer relationship management, and legacy applications. They support integration between enterprises using both Web-based and traditional e-commerce standards, and allow customers to implement high-volume, mission-critical business-to-business applications that are fully integrated with existing systems. Mercator Enterprise Broker also supports integration of content for data warehouses, enterprise portals, and electronic catalog applications.

Our software's non-procedural integration approach enables customers to completely transform and route transactions between applications without writing programs. It combines powerful software for executing and managing integration solutions with an extensive array of adapters for integrating packaged applications from companies such as SAP, PeopleSoft, Oracle, Siebel and others. Off-the-shelf support is also included for a broad range of electronic commerce formats, including XML, X12 and EDIFACT EDI, S.W.I.F.T., ACORD, and HL7, and for major public and private networks including the Internet, value-added networks, and financial gateways such as S.W.I.F.T., CREST, DTC and others.

Financial services customers can use Mercator E-Business integration brokers with Mercator FS Manager to manage the integration of financial transactions with internal and external systems, according to financial industry processing standards for mission-critical operations. Mercator's Global Securities Solutions (GSS) initiative leverages Mercator Enterprise Broker, FS Manager, and our industry-leading S.W.I.F.T. Gold Certification to provide a solution to the expected "T+1" SEC mandate, continuing industry STP challenges, and the need for integration with emerging transaction processing hubs governed by the GSTPA initiative.

Customers in other industries can use Mercator E-Business integration brokers with Mercator Commerce Manager to manage the integration of both standard and proprietary business transactions with enterprise applications and resources. Mercator Commerce Manager provides graphical trading partner management, message validation, routing, and integration, and message auditing and logging functions to ensure the integrity of business-to-business transactions.

Our products support execution on all major platforms, offer native integration with all major databases, and operate natively with most popular messaging middleware, including BEA MessageQ and Tuxedo, Candle Roma, IBM MQSeries, Microsoft MQ, Oracle AQ and TIBCO Rendezvous.

                                       (6)

Services

Mercator Professional Services - Our professional service teams assist customers in designing and implementing Mercator's integration products and solutions. By providing strategic and technology consulting services, we are able to accelerate the delivery of Mercator-based integration solutions and promote our customers' success in their integration and e-business initiatives.

Training - To ensure that our customers are successful using our products, we provide training in five training centers globally and at customer locations. We offer a number of courses ranging from two to five days in length with educational content including basic to advanced levels of product functionality and hands-on use of products. We recommend that our customers attend a basic three-day training course and believe that a majority of our customers elect to participate in such training. In addition, in 2000 we instituted a Partner Certification Program that provides testing to identify, qualify and certify consultants, systems engineers and support analysts as Mercator Certified Consultants. Once three or more of a partner's consultants are certified, they become a Mercator Certified Partner.

Maintenance

We believe that a high level of customer service and support is important to our success, and we provide a range of support services to our customers. We maintain product and technology experts on call at all times and have support call centers located at offices in the United States and in the United Kingdom. We have also implemented an automated Company-wide help desk system to augment our customer support efforts. This system allows for the optimization of our resources and knowledge base at all locations and offers the customer improved service through a single point of contact.

Customers

As of December 31, 2000, we had directly licensed our Mercator E-Business integration broker software to approximately 5,000 customers worldwide. Numerous others have licensed our products through value-added resellers, independent software vendors, systems integrators or other third parties who distribute their products to business partners to facilitate the integration of their respective business applications. No one customer accounted for more than 10% of our revenues in 2000, 1999, or 1998.

Sales and Marketing

Sales - We market our products and services through both direct and third party channels. Our goal is to achieve broad market penetration by pursuing multiple channels of distribution.

Our direct field sales force focuses on sales of the Mercator Integration Broker suite of products to Global 2000 companies, as well as companies in vertical industries such as financial services, healthcare, telecommunications, and in supply chain management. We also maintain a telesales organization, which targets mid-market opportunities. In addition, the field sales force also includes alternate channel managers who are responsible for generating sales of our products through third parties. Finally, the sales organization includes systems engineers who assist with both pre- and post-sales activities.

An important part of our sales strategy is to continue to develop indirect distribution channels such as value-added resellers, independent software vendors and software integrators and distributors. As of December 31, 2000, over 100 third parties had agreements with us to resell, embed or otherwise bundle our products with their offerings in the United States.

We market our products and services outside of North America through sales offices located in the United Kingdom, Sweden, Germany, France, Australia, Singapore and Hong Kong as well as through indirect channels. A majority of the international employees are located in the United Kingdom. Revenues from international sales offices were approximately 37% of our total revenues during 2000 as compared to 29% in 1999. In addition, we have a distribution partnership with Mitsui for the Japanese market. The international market is very important to our long-term growth, and we intend to continue to expand our sales and marketing efforts outside North America by adding sales staff and distributors.

Marketing - We utilize a wide variety of marketing programs, which are intended to attract potential customers and to promote Mercator Software and its brand names. We use a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters and Web-site marketing in order to achieve these goals. We host annual conferences for our customers and partners, and provide a range of marketing programs, incentives and support plans as part of our Mercator World alliance program.

                                       (7)

Technology

Our core Mercator E-Business integration broker technology provides the platform for creating solutions that satisfy requirements for end-to-end integration of all applications that drive business from the Web to the back office to external business partners.

The architecture of the Mercator E-Business integration broker platform is based on object concepts, providing reusability, interoperability, and scalability during the design process and in the resulting solutions. The Mercator Integration Broker platform permits the company to efficiently construct and deliver integration solutions for specific markets, allows customers to design and deploy integration solutions for their own use, and also allows independent software vendors and system integrators to embed Mercator functionality within their own offerings.

The central components of the Mercator technology platform are a Windows-based design studio for defining integration solutions and one or more integration servers for executing the solutions created through the design process.

Our integration servers operate on more than 20 platforms including PC/Intel (Windows 9x, Windows NT, Windows 2000, SCO Open Server); IBM AS/400 (OS/400), IBM RS/6000 (AIX) and IBM Mainframe (MVS, OS390, CICS, UNIX); HP9000 (HP-UX); Siemens-Nixdorf/Pyramid (SINIX-Reliant); Sun SPARC (Solaris, OS); Compaq Alpha (UNIX, Windows NT, Open VMS) and VAX(VMS); and Stratus R5 (FTX , VOS).

We also provide adapters and importers, which interface to and from specific databases, messaging systems, and applications, enabling connectivity to a specific source or destination. Database adapters are currently available for ODBC-compliant databases as well as Oracle7 and Oracle8, Microsoft SQL Server, IBM DB2, and Sybase. Messaging adapters are available for SAP's ALE, IBM's MQSeries, Microsoft MSMQ, TIBCO Rendezvous, BEA MessageQ and Tuxedo, Candle Roma and Oracle AQ. Importers are currently available for COBOL copybooks; database tables for ODBC- compliant and Oracle7 and Oracle8, Microsoft SQL Server, IBM DB2, and Sybase databases; SAP R/3 interfaces including IDocs, BAPIs, DXOB, BDC, and XML. In addition, Mercator Software provides pre-packaged data objects for national and international standards, including X12 EDI, EDIFACT, HL7 (for health care), and S.W.I.F.T. (for banking and financial services).

Product Development

Since inception, we have made substantial investments in research and development through both internal development and technology acquisition. In an effort to speed time to market, we will evaluate buy, build or align strategies to bring new products to market, but we expect that most of our new products and enhancements to existing products and new products will be developed internally. Where appropriate, we will evaluate externally developed technologies for integration into our product lines.

We expect that a substantial majority of our research and development activities will be related to developing enhancements and extensions to our Mercator E-Business Broker suite of products. Following the introduction of the original Mercator integration broker software, product development was initially driven by demand for additional mapping functionality and support for additional execution platforms. Later, development focus shifted to automating Mercator support for specific sources and destinations through an expanded set of adapters and importers, and development of additional pre-packaged integration solutions for specific markets. We also added a graphical management tool for cross application process workflow to the core set of Mercator capabilities. In 1999, we enhanced the Mercator product family through the acquisition of Braid's technology and the addition of increased Web based capabilities. During the year 2000, we focused on the delivery of the new Mercator E-Business Integration Broker suite of products, as well as on providing support for additional application environments and Web-based technology.

Our product development expenditures for 2000, 1999 and 1998 were $21.2 million, $15.3 million and $5.7 million, respectively. We expect that we will continue to commit significant resources to product development in the future. To date, all product development expenditures have been expensed as incurred.

Competition

The market for application integration products is extremely competitive and subject to rapid change. Due to the relatively low barriers to entry in the software market, we will continue to encounter competition from other established and emerging companies. The competitive factors affecting the market for integration products and services include comprehensiveness of product functionality and features; quality of professional services offerings; product quality, performance and price; ease of product implementation; quality of customer support services; customer training and documentation; and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment.

                                       (8)

Although none of our competitors or potential competitors currently produce a solution that is completely identical to our solution, we are subject to competition from several different types of companies: large multi-product software companies, EDI software companies, vendors of proprietary messaging technology and other application integration software vendors. Our Mercator Integration Broker suite of products and related services also competes against solutions developed internally by individual businesses to meet their specific business integration requirements. As a result, we must educate prospective customers regarding the advantages of our products and services over internally developed solutions from a cost perspective as well as a long-term maintenance perspective. In addition, we must be able to adequately educate potential customers about the quantitative and qualitative benefits provided by our products and services.

We believe that many current packaged e-business integration offerings address only a portion of customers' integration requirements, or can only address them through partnerships with other companies. None provide technology that resolves complex differences in application content and semantics, while also providing - on a common architecture - the other key elements of e-business integration. Most provide an incomplete solution around which a significant amount of programming must be written. They include:

     . Message-based integration tools that focus on data transformation and routing and have their origin in the middleware or "plumbing" used to connect applications. Their focus has been on connecting, not integrating applications, and they have developed extensions to the messaging middleware itself that were not built for general-purpose use. As a result, these tools provide limited support for integration beyond the range of the middleware on which the tool is based, often forcing a specific integration topologies such as hub and spoke, publish and subscribe, point to point, or networked architectures, on the overall integration design. Web integration is clearly an afterthought, with minimum support for native Web standards. In contrast, our products are messaging system independent. Our solutions work with any messaging system or approach customers may wish to use for transporting data, with no loss of functionality or performance, as well as supporting any integration topology customers may wish to deploy.

     . Integration tools that require adherence to a fixed, top-down methodology, the end result of which is a technology framework or harness on which user-written code is hung. Basic technical-level connectivity is provided for applications outside the framework, but the integration of application content -- the most difficult integration task -- is accomplished only by a developer writing custom programs. These "framework" products typically have their origins in proprietary approaches to application development and have been optimized to work best when used with a proprietary architecture for data transport.

     . XML-centric technology for parsing and transforming XML documents that provide little automated support for integration of non-XML data types and application environments. Programming is required whenever the integration requirement goes outside the XML box, including integration with existing e-commerce formats and application-to-application integration within the enterprise. These restrictions confine the use of XML-centric tools to a narrow set of e-business requirements. Our solution supports multiple data types, including XML DTD's, as well as multiple application and database formats.

     . Loosely coupled, non-integrated technologies from vendors offering the promise of a one-stop shopping approach to e-business integration. These offerings are typically based on components that are not best of breed, requiring users to compromise at critical steps along the integration path. These products provide no coherent support for end-to-end integration requirements, requiring use of separate interfaces for design, development, implementation and management.

Most other e-business integration technology requires the addition of substantial programming and technical resources in order to develop and implement complete solutions. Once built, the solutions that are created require the use of separate systems for managing and controlling the e-business operating environment. Our software and services provide best-of-breed capabilities that reduce information technology resource requirements to develop and implement complete solutions, and provide end-to-end integration management.

Proprietary Technology

Our success depends upon our proprietary software technology. We do not currently have patents on the majority of our products and rely principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our technology. We also believe that factors such as the technological and creative skills of our personnel, product enhancements and new product developments are essential to establishing and maintaining a technology leadership position. We enter into confidentiality and/or license agreements with our employees, distributors and customers, and limit access to and distribution of our software documentation and other proprietary information.

                                       (9)

Employees

As of December 31, 2000, we had 659 employees, including 115 in research and development, 118 in professional services, 68 in customer support, 220 in sales, 46 in marketing, and 92 in finance and administration; 441 of these employees are in the United States with the remaining in our international locations. Other than the Chairman and Chief Executive Officer, the Vice-Chairman, the Chief Financial Officer and one of our area vice-presidents, all employees are employed on an at-will basis and we have no fixed-term employment agreements with our employees. Our employees are not represented by any union. We believe that our relations with employees are good.


ITEM 2.    PROPERTIES

Mercator Software's principal executive offices are located in Wilton, Connecticut, and consist of approximately 25,000 square feet under a lease expiring January 31, 2004. Mercator also has leased approximately 58,000 square feet of new office space in Wilton, Connecticut, under a lease beginning October 1, 2001 and expiring September 30, 2013, in anticipation of relocating and expanding its executive offices.

Mercator Software also leases approximately 37,000 square feet in Boca Raton, Florida, which is used primarily for research and development activities; approximately 18,000 square feet in Bannockburn, Illinois, which is used primarily for tele-sales, technical support and production activities; and approximately 27,000 square feet in the United Kingdom, which is used primarily for customer support and sales activities.

In addition, Mercator Software also leases smaller sales/customer support offices in various locations in the United States, Canada, Europe, Australia and Asia.


ITEM 3.    LEGAL PROCEEDINGS

On or about February 1, 2000, Mercator was named as a defendant and served with a complaint in an action entitled Carpet Co-Op of America Association, Inc., and FloorLINK, L.L.C. v. TSI International Software, Ltd., Civil Action No. 00CC-0231, pending in the Circuit Court of St. Louis County, Missouri (the "Missouri Action"). The complaint includes counts for breach of contract, fraud and negligent misrepresentation in connection with certain software implementation work provided under contract by Mercator. The plaintiffs allege that Mercator failed to provide and implement certain software products and designs within an alleged time requirement and misrepresented Mercator's ability to implement the products within that timeframe. The complaint seeks an unspecified damage amount in excess of $2 million. On or about March 30, 2000, plaintiffs in the Missouri Action filed an amended complaint adding a claim of negligence in connection with the contract. On April 10, 2000, Mercator filed a motion to dismiss the Missouri Action in its entirety, which currently is pending and is scheduled to be heard on March 30, 2001. Mercator believes that the allegations in the amended complaint in the Missouri action are without merit and intends to contest them vigorously.

On March 30, 2000, Mercator filed an action entitled TSI International Software, Ltd. (d/b/a Mercator Software Inc.) v. Carpet Co-op of America Association, Inc. and FloorLink, LLC, Civil Action No. 300-CV-603 (SRU), in the United States District Court for the District of Connecticut (the "Connecticut Action"). The Connecticut Action asserts claims for copyright infringement, trademark infringement, unfair competition, misappropriation of trade secrets, breach of contract, fraud, unjust enrichment and violation of the Connecticut Unfair Trade Practices Act, in connection with the software implementation project at issue in the Missouri Action. The Mercator complaint in the Connecticut Action alleges that the defendants have failed to pay the more than $1.7 million still owed to Mercator under the contract, and that, during the course of the project, the defendants fraudulently misappropriated certain of Mercator's copyrighted software, trademarks and other software implementation related secrets. On May 9, 2000, the court in the Connecticut Action entered a Stipulated Injunction barring the defendants from using, copying or disclosing any of Mercator's copyrighted software, trademarks or other trade secrets or proprietary information. On May 12, 2000, the defendants filed a motion to dismiss the Connecticut Action. On December 15, 2000, the court in the Connecticut Action denied the defendant's motion to dismiss insofar as it related to Mercator's federal claims and the motion to dismiss as to the state law claims is still pending.

                                      (10)

Between August 23, 2000 and September 21, 2000 a series of fourteen purported securities class action lawsuits were filed in the United States District Court for the District of Connecticut, naming as defendants Mercator, Constance Galley and Ira Gerard. Kevin McKay was also named as a defendant in nine of these complaints. On or about November 24, 2000, these lawsuits were consolidated into one lawsuit captioned: In re Mercator Software, Inc. Securities Litigation, Master File No. 3:00-CV-1610 (GLG). The lead plaintiffs purport to represent a class of all persons who purchased Mercator's common stock from April 20, 2000 through and including August 21, 2000. Each complaint in the new consolidated action alleges violations of Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and seeks an unspecified award of damages. On January 26, 2001 the lead plaintiffs filed an amended complaint in the consolidated matter with substantially the same allegations. Named as defendants in the amended complaint are Mercator, Constance Galley and Ira Gerard. The amended complaint in the consolidated action alleges violations of
Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and seeks an unspecified award of damages. Mercator filed a motion to dismiss the amended complaint on March 12, 2001. Mercator believes that the allegations in the amended complaint are without merit and intends to contest them vigorously.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2000. The Company's 2001 Annual Meeting is to be held on May 17, 2001. Proposals of stockholders intended to be presented at the Company's 2001 Annual Meeting of Stockholders must be received by the Company at its principal executive office a reasonable time before April 16, 2001.

                                      (11)

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Mercator Software's common stock is listed for trading on the Nasdaq National Market (Symbol: MCTR). Prior to February 7, 2000 our stock traded on the Nasdaq under the symbol "TSFW". Our common stock began trading on the Nasdaq National Market on July 2, 1997. Prior to that time, there was no public market for our common stock. The following table sets for the fiscal periods indicated the high and low reported sale prices for our common stock as reported by the Nasdaq National Market. The stock prices have been adjusted to reflect a two-for-one stock split that occurred on April 5, 1999.


                                               Reported Sale Price
                                               -------------------
                                                      High                   Low
                                                      ----                   ---
1998
First Quarter.                                       9.313                  4.75
Second Quarter                                      12.375                  8.75
Third Quarter.                                      18.125                10.563
Fourth Quarter                                       25.50                  8.50
1999
First Quarter.                                       32.00                 20.50
Second Quarter                                      28.875                 14.00
Third Quarter.                                       28.00                16.875
Fourth Quarter                                       66.75                 22.00
2000
First Quarter                                      149.875                 47.00
Second Quarter                                       84.00                 26.75
Third Quarter                                       70.375                13.438
Fourth Quarter                                      16.188                  2.81
2001
First Quarter *                                     11.313                  3.50


* Through March 23, 2001

The closing price for the common stock on the Nasdaq National Market on March 23, 2001 was $4.125.

There were approximately 12,376 holders of record of our common stock as of March 14, 2001, although we believe that the number of beneficial owners of our common stock exceeds this number.

We have never paid cash dividends on our common stock and do not anticipate the payment of cash dividends in the foreseeable future. We currently anticipate that any future earnings will be retained to finance our operations.

Recent Sales of Unregistered Securities

On January 18, 2001 we sold 228,180 shares of stock to Mitsui & Co., Ltd. for $2.0 million cash.

                                      (12)

ITEM 6    SELECTED FINANCIAL DATA

Selected Financial Data for the Last Five Years



Statements of Operations Data:                                                 Year Ended December 31,
                                                                               -----------------------
(In thousands, except per share data)                        2000            1999            1998             1997             1996
                                                             ----            ----            ----             ----             ----
Revenues:
  Software licensing                                      $78,825         $56,820         $29,105          $14,603           $9,310
  Services                                                 32,883          23,208           6,371            3,746            1,659
  Maintenance                                              26,582          18,597           9,840            8,321            8,035
                                                           ------          ------           -----            -----            -----
     Total revenues                                       138,290          98,625          45,316           26,670           19,004
                                                          -------          ------          ------           ------           ------

Cost of revenues:
  Software licensing                                        1,537           1,286           1,482              778              495
  Services                                                 24,402          16,319           3,292            1,184              399
  Maintenance                                               6,621           5,051           2,115            1,306            1,607
                                                            -----           -----           -----            -----            -----
     Total cost of revenues                                33,560          22,656           6,889            3,268            2,501
                                                           ------          ------           -----            -----            -----

  Gross profit                                            104,730          75,969          38,427           23,402           16,503
                                                          -------          ------          ------           ------           ------

Operating expenses:
  Product development                                      21,189          15,276           5,699            4,462            3,452
  Selling and marketing                                    68,861          41,187          22,033           13,095            8,715
  General and administrative                               24,219           9,300           5,929            3,792            2,922
  Amortization of intangibles                              46,863          27,689             303               --               --
  Intangibles impairment charge                            39,757              --              --               --               --
                                                           ------         -------         -------          -------           -------

     Total operating expenses                             200,889          93,452          33,964           21,349           15,089
                                                          -------          ------          ------           ------           ------

     Operating income (loss)                             (96,159)        (17,483)           4,463            2,053            1,414

  Other income (expense), net                                 650             987           2,015              503            (150)
                                                              ---             ---           -----              ---            -----

  Income (loss) before income taxes                      (95,509)        (16,496)           6,478            2,556            1,264

  Provision for (benefit from) income taxes                 2,583           (228)           (679)               76               36
                                                            -----           -----           -----               --               --

  Net income (loss)                                    $ (98,092)       $(16,268)          $7,157           $2,480           $1,228
                                                       ==========       =========          ======           ======           ======


Net income (loss) per share:
     Basic                                                $(3.36)          $(.64)           $0.35            $0.21            $0.21
     Diluted                                              $(3.36)          $(.64)           $0.30            $0.14            $0.10
Weighted average number of common shares and
  common equivalent shares outstanding:
     Basic                                                 29,154          25,376          20,300           11,834            5,774
     Diluted*                                              29,154          25,376          23,816           17,134           11,622

Balance Sheet Data (In thousands):
  Cash and marketable securities                           $21,747        $14,886         $47,945          $21,403              $41
  Working capital                                          $23,411        $39,669         $53,742          $23,371         $(1,220)
  Total assets                                            $160,891       $226,815         $78,187          $32,942           $7,521
  Total stockholders' equity (deficit)                    $111,406       $187,653         $61,899          $25,416         $(2,294)

* For an explanation of the determination of the number of shares used in computing per share amounts, see note (6) of Notes to Consolidated Financial Statements.

                                      (13)

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. When used in this filing, the words "intend," "anticipate," "believe", "estimate," "plan" and "expect" and similar expressions as they relate to Mercator Software are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Factors That may Affect Future Results" and elsewhere in this document.


OVERVIEW

The Company was incorporated in Connecticut in 1985 as TSI International Software Ltd. and reincorporated in Delaware in September 1993. We completed our initial public offering in July 1997 and a secondary offering in June 1998. We changed our name to Mercator Software, Inc. effective April 3, 2000.

Our revenues are derived principally from three sources: (i) license fees for the use of our software products, (ii) fees for consulting services and training and (iii) fees for maintenance and technical support. We generally recognize revenue from software license fees upon delivery, unless there are significant post-delivery obligations, in which case revenues are recognized when these obligations are satisfied. We intend to continue to increase the scope of service offerings insofar as it supports the sale of license revenues from our products. We believe that software licensing revenue will continue to account for a larger portion of total revenues than services and maintenance revenues.

Our products can be used by information technology professionals, as well as value added resellers, independent software vendors, software integrators or other third parties who resell, embed or otherwise bundle our products with their products. License fee revenues are derived from direct licensing of software products through our direct sales force and indirect third parties. International revenues accounted for 37%, 29% and 12% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The increase is primarily attributed to the purchase of Braid in March 1999 and the addition of a sales office in Frankfurt, Germany in 1999.

The size of orders can range from a few thousand dollars to over $3.0 million per order. The loss or delay of large individual orders, therefore, can have a significant impact on revenue and other quarterly results. In addition, we generally recognize a substantial portion of our quarterly software licensing revenues in the last month of each quarter, and as a result, revenue for any particular quarter may be difficult to predict in advance. Because operating expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by increased revenue, operating results would be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and period-to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

                                      (14)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:

                                                                                   Year Ended December 31,
                                                                                   -----------------------
Revenues:                                                            2000                    1999                     1998
                                                                     ----                    ----                     ----
   Software licensing                                                57.0%                   57.6%                    64.2%
   Services                                                          23.8                    23.5                     14.1
   Maintenance                                                       19.2                    18.9                     21.7
                                                                     ----                    ----                     ----
      Total revenue                                                 100.0                   100.0                    100.0
                                                                    -----                   -----                    -----

Cost of revenues:
   Software licensing                                                 1.1                     1.3                      3.3
   Services                                                          18.4                    16.5                      7.2
   Maintenance                                                        4.8                     5.2                      4.7
                                                                      ---                     ---                      ---
      Total cost of revenues                                         24.3                    23.0                     15.2
                                                                     ----                    ----                     ----

Gross profit                                                         75.7                    77.0                     84.8
                                                                     ----                    ----                     ----

Operating expenses:
   Product development                                               15.3                    15.5                     12.6
   Selling and marketing                                             49.8                    41.8                     48.6
   General and administrative                                        17.5                     9.4                     13.1
   Amortization of intangibles                                       33.9                    28.1                      0.7
   Intangibles impairment charge                                     28.8                      --                        --
                                                                     ----                      --                        --
      Total operating expenses                                      145.3                    94.8                     75.0
                                                                    -----                    ----                     ----

   Operating income (loss)                                          (69.6)                  (17.7)                     9.8
   Other income (expense), net                                        0.5                     1.0                      4.5
                                                                      ---                     ---                      ---

   Income (loss) before taxes                                       (69.1)                  (16.7)                    14.3
   Income taxes (expense) benefit.                                    1.9                     0.2                      1.5
                                                                      ---                     ---                      ---

   Net income (loss)                                                (70.9)%                 (16.5)%                   15.8%
                                                                    =======                 =======                   =====


Gross profit:
   Software licensing                                                98.1%                   97.7%                    94.9%
   Services                                                          22.8%                   29.7%                    48.3%
   Maintenance                                                       75.1%                   72.8%                    78.5%

                                      (15)

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

During 2000 we incurred a net (loss) of ($98 million) compared to a net (loss) of ($16 million) in 1999. Our 2000 operating income (loss) excluding amortization and intangibles impairment charge was ($9.5 million) versus $10.2 million in 1999. While gross profit increased $29 million as a result of increased revenues, we increased our spending in product development by $6 million, selling and marketing by $28 million and general and administrative expenses by $15 million. Most of the increase in selling and marketing expenses and general and administrative expenses were incurred in anticipation of higher revenue growth throughout the year. These higher expenses contributed to the Company's lack of profitability in the second half of the year, as we did not achieve our anticipated level of revenues. Additionally, in connection with the August restatement of first quarter results and the adjustment of previously released second quarter results, we incurred incremental expenses and related reorganization costs in the third and fourth quarters, some of which will continue into 2001.


REVENUES

Total Revenues. Total revenues increased 40% from $98.6 million in 1999 to $138.3 million in 2000. This increase resulted from increased license revenues as well as increased billings for services and maintenance.

Software Licensing. Total software licensing revenues increased 39% from $56.8 million in 1999 to $78.8 million in 2000. Domestic software licensing revenues increased 27% from $41.5 million in 1999 to $52.6 million in 2000 primarily due to an increase in revenues from the Mercator Integration Broker suite of products introduced in 2000 and, to a lesser extent, an increase in license pricing which began to take effect in the fourth quarter of 2000. International software licensing revenues increased 71% from $15.3 million in 1999 to $26.2 million in 2000 primarily due to the successful introduction of the Mercator Integration Broker suite to the Braid customer base, a larger salesperson base available to market our products internationally and our focus on growing our international channels.

Services. Total services revenues increased 42% from $23.2 million in 1999 to $32.9 million in 2000 primarily due to increased licensing of our products which produced greater services and training opportunities. Domestic services revenues increased 19% from $15.7 million in 1999 to $18.7 million in 2000. International services revenues increased 88% from $7.5 million in 1999 to $14.1 million in 2000.

Maintenance. Total maintenance revenues increased 43% from $18.6 million in 1999 to $26.6 million in 2000 primarily due to increased licensing of our products including the Mercator Integration Broker suite, the overall growth in the customer base using our products and, to lesser extent, an increase in maintenance pricing which began to take effect in the fourth quarter of 2000. Domestic maintenance revenues increased 31% from $ 12.4 million in 1999 to $16.2 million in 2000 in line with the 27% increase in domestic software licensing revenues. International maintenance and other revenues increased 67% from $6.2 million in 1999 to $10.4 million in 2000 in line with the 71% increase in international software licensing revenues.


COST OF REVENUES

Cost of software licensing revenues consists primarily of CD-ROMs, manuals, distribution costs and the cost of third-party software that Mercator Software resells. Cost of services consists primarily of personnel-related and travel costs in providing consulting and training to customers. Cost of maintenance revenues consists primarily of personnel-related and communication costs in providing maintenance and technical support to customers.

Gross margin on software licensing revenues is higher than gross margins on services and maintenance revenues reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing consulting and training services, maintenance and technical support. Cost of services also varies based upon the mix of consulting and training services.

Cost of Software Licensing. Total software licensing costs increased 20% from $1.3 million in 1999 to $1.5 million in 2000. This increase was due to increased imbedded third-party software royalty costs partially offset by reduced shipping costs as we expanded electronic transmission of our products over the WEB and delivery of software and documentation via CD ROM. The net increase in licensing costs is consistent with the correspondent increase in license revenues. Software licensing gross margin remained constant at 98% in both 1999 and 2000. Domestic software licensing gross margin remained constant at 98% in both 1999 and 2000. International software licensing gross margin increased from 97% in 1999 to 98% in 2000.

                                      (16)

Cost of Services. Total services costs increased 56% from $16.3 million in 1999 to $25.4 million in 2000. Total services gross margin decreased from 30% in 1999 to 23% in 2000. Domestic services costs increased 41% from $10.8 million in 1999 to $15.1 million in 2000 primarily due to additional personnel costs involved in delivering additional services to customers. Increased recruiting and training costs as well as lower initial productivity related to new services personnel and revenue reserves related to contract disputes caused domestic services gross margin to decrease from 31% in 1999 to 19% in 2000. International services costs increased 84% from $5.6 million in 1999 to $10.3 million in 2000 in line with the 88% increase in international service revenues noted above. International services gross margin increased marginally from 26% in 1999 to 27% in 2000.

Cost of Maintenance. Total maintenance costs increased 31% from $5.1 million in 1999 to $6.6 million in 2000 to support the increased number of customer installations as well as the Mercator Integration Broker suite of products introduced in 2000. Total maintenance gross margin increased from 73% in 1999 to 75% in 2000. Domestic maintenance costs increased 23% from $3.8 million in 1999 to $4.7 million in 2000 to support the 31% increase in revenues noted above while related gross margin increased from 69% in 1999 to 71% in 2000. International maintenance costs increased 56% from $1.3 million in 1999 to $2.0 million in 2000 to support the 67% increase in revenues noted above. Related gross margin increased marginally from 80% in 1999 to 81% in 2000.


OPERATING EXPENSES

Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products. These expenses consist primarily of salaries, recruiting, and other personnel-related costs, depreciation of development equipment, supplies, travel and allocated facilities and communication costs.

Product development expenses increased 39% from $15.3 million in 1999 to $21.2 million in 2000 primarily due to increased personnel costs related to developing the Mercator Integration Broker suite as well as the acquisition of Novera in September 1999. Product development expenses represented 15% of total revenues in both 1999 and 2000. International product development expenses decreased from $6.0 million in 1999 to $5.8 million in 2000 as we prioritized development of the Mercator Integration Broker suite in the United States.

We believe that a significant level of research and development expenditures is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to research and development. We expect that the dollar amount of research and development expenses will continue to increase. To date, all research and development expenditures have been expensed as incurred.

Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product descriptive literature, and allocated facilities and communications costs.

Selling and marketing expenses increased 67% from $41.2 million in 1999 to $68.9 million in 2000 primarily due to an increase in quota carrying sales representatives, increased spending on advertising and marketing programs and increased sales incentives required by events related to the adjustment of our first and second quarter 2000 operating results. Selling and marketing expenses as a percentage of total revenues increased from 42% in 1999 to 50% in 2000. International selling and marketing expenses increased 78% from $11.8 million in 1999 to $20.9 million in 2000 primarily due to the Braid acquisition in 1999 and successful efforts to introduce the Mercator Integration Broker suite to Braid's customer base in 2000. We anticipate that selling and marketing expenses will increase in absolute dollars as revenues increase, but decrease as a percentage of total revenues.

General and Administrative. General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for the Company's administrative, executive, and finance personnel as well as outside legal, consulting, tax services and audit fees.

General and administrative expenses increased 160% from $9.3 million in 1999 to $24.2 million in 2000 primarily due to increased headcount, incremental legal, accounting and consulting fees related to the adjustment of our first and second quarter 2000 operating results, turnover costs related to senior management as well as other administrative costs incurred to support our worldwide revenue growth. General and administrative expenses as a percentage of total revenues increased from 9% in 1999 to 18% in 2000. International general and administrative expenses increased 168% from $2.0 million in 1999 to $5.3 million in 2000 primarily due to the Braid acquisition in March 1999 and expansion of activities in the European and Asia Pacific regions.

                                      (17)

We expect to incur incremental general and administrative costs through the first half of 2001 in connection with changes in the senior management team, including a reevaluation of our overall growth strategy and the adjustment previously noted. We believe general and administrative expenses, as a percentage of total revenues, will decrease from the 18% level experienced in 2000; however, in order to support our worldwide growth, we expect these expenses to remain above the 1999 level of 9%.

Amortization of Intangibles. Intangible assets are comprised of the excess of the purchase price and related costs of an acquired business over the value assigned to tangible assets. The acquisitions we made in 1998 and 1999 were accounted for under the purchase method of accounting. The purchase prices were allocated to the tangible and identifiable intangible assets based on their estimated fair values with any excess designated as goodwill. Intangible assets, including goodwill, are amortized over their estimated useful lives, which range from three to five years.

Amortization expense increased 69% from $27.7 million in 1999 to $46.9 million in 2000 primarily due to a full 12 months of intangibles amortization in 2000 related to the Braid and Novera acquisitions, which occurred in March and September 1999, respectively. In addition, in April 2000 we determined that operating targets related to contingent consideration included in the Braid acquisition agreement had been achieved. In accordance with the terms of the agreement, we issued stock and cash valued at $17.3 million in additional consideration; this consideration was added to goodwill and goodwill amortization for the year 2000 was increased accordingly. Amortization of intangibles, as a percentage of total revenues, increased from 28% in 1999 to 34% in 2000.

Intangibles impairment charge. During the fourth quarter of 2000 we reevaluated intangible assets related to recent acquisitions and determined that the Novera operations and certain Braid products no longer supported our focus on e-business integration. We closed the Novera operation in December 2000. Accordingly, in our statement of operations for the year ended December 31, 2000 we recorded an intangibles impairment charge of $39.8 million consisting of $28.6 million of remaining net book value of Novera goodwill and $11.2 million of identifiable intangible assets net book value relating to the Braid products to be phased out. This impairment charge represented 29% of total revenues in 2000.

We had net intangible assets of $81.6 million and $153.2 million at December 31, 2000 and 1999, respectively. The $81.6 million net intangible asset balance at December 31, 2000 will be fully amortized by February 2004.


OTHER INCOME (EXPENSE), NET

Other income (expense), net represents interest income earned on our cash and marketable securities balances and term license contracts offset by borrowing costs related to certain contractual obligations.

Interest income decreased 19% from $1.0 million in 1999 to $.8 million in 2000 primarily due to lower average cash and marketable securities balances relating to the acquisitions of Braid and Novera partially offset by higher average rates of return on these investments. Borrowing expenses increased from $0 in 1999 to $151,000 in 2000 primarily due to interest on the Braid contingent consideration obligation, commitment fees related to the Fleet Bank credit line agreement, and letter of credit fees.


INCOME TAXES

At December 31, 2000 we established a valuation allowance against deferred tax assets relating to net operating loss carryforwards and federal tax credits because of uncertainty that all of these assets could be utilized in the near term. This valuation allowance, partially offset by benefits in foreign tax jurisdictions, resulted in a net tax provision of $2.6 million in 2000 as compared to a ($.2 million) net tax (benefit) in 1999.

Our effective tax rate for both 2000 and 1999 is impacted by the fact that the majority of intangibles amortization is not deductible for income tax purposes; the intangibles impairment charge incurred in 2000 is also not deductible for income tax purposes. In addition, the change in valuation allowance noted above substantially reduced the effective tax rate benefit for 2000.

Year Ended December 31, 1999 compared with Year Ended December 31, 1998

During 1999 we incurred a net (loss) of ($16 million) compared to generating net income of $7 million in 1998. Gross margin increased by $38 million primarily due to a $53 million increase in revenues. Operating income before amortization of intangibles increased to $10 million in 1999 from $5 million in 1998. Operating income in 1999 was negatively impacted by $28 million of intangibles amortization resulting from the Braid and Novera acquisitions.

                                      (18)

REVENUES

Total Revenues. Total revenues increased 118% from $45.3 million in 1998 to $98.6 million in 1999. This overall increase resulted from increases in each of our product lines of software licensing, services and maintenance.

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

Services. Services revenues increased 264% from $6.4 million in 1998 to $23.2 million in 1999. Domestic services revenues increased 177% from $5.7 million in 1998 to $15.7 million in 1999. This increase was a result of increased service demands from our customers and the related acquisition of services personnel to address those needs. International services revenues increased 958% from $0.7 million in 1998 to $7.5 million in 1999. This increase is primarily attributed to the acquisition of Braid in March 1999, which provided us with an immediate presence in the United Kingdom services market.

Maintenance. Maintenance revenues increased 89% from $9.8 million in 1998 to $18.6 million in 1999. Domestic maintenance revenues increased 47% from $8.4 million in 1998 to $12.4 million in 1999 primarily due to higher Mercator license revenues. International maintenance revenues increased 348% from $1.4 million in 1998 to $6.2 million in 1999. This increase is primarily attributed to the acquisition of Braid in March 1999, which instantly provided us with an established customer base requiring maintenance and technical support services in the United Kingdom.


COST OF REVENUES

Cost of Software Licensing. Total cost of software licensing revenues decreased from $1.5 million in 1998 to $1.3 million in 1999. This decrease was due to a decrease in costs of distribution. In 1999, the majority of products were sold on a single CD-ROM, which includes all documentation and other materials, thereby reducing the costs of packaging and materials as well as shipping charges. Software licensing gross margin increased from 95% in 1998 to 98% in 1999 due to the volume of sales and low cost of software distribution. Cost of software licensing revenues for domestic operations decreased from $1.3 million in 1998 to $0.9 million in 1999 and related gross margin increased from 95% in 1998 to 98% in 1999 as a result of the low cost of distribution and the resulting economies of scale on the larger number of transactions. The cost of software licensing from international operations was $0.4 million in 1999. This cost was due to the purchase of Braid in March of 1999 and the increase in international sales of Braid's traditional financial services products as well as the increased sales of our Mercator product suite. Costs for international sales for 1998 were minimal. International software licensing gross margin was 97% for 1999.

Cost of Services. Cost of services increased 396% from $3.3 million in 1998 to $16.3 million in 1999. Total gross margin on services revenues decreased from 48% in 1998 to 30% in 1999. Domestic cost of services increased 272% from $2.9 million in 1998 to $10.8 million in 1999 due primarily to the addition of professional services personnel from SCP in November 1998. Domestic services gross margin decreased from 49% in 1998 to 31% in 1999. International cost of services increased from $0.4 million in 1998 to $5.5 million in 1999. This increase was the result of the acquisition of Braid in March 1999 and related services personnel. In addition, Braid's traditional financial services products have a larger professional services component than the Mercator product suite. International services gross margin was 26% in 1999 compared to 48% in 1998.

Cost of Maintenance. Cost of maintenance revenues increased 139% from $2.1 million in 1998 to $5.1 million in 1999. Maintenance gross margin declined marginally from 78% in 1998 to 73% in 1999. Domestic cost of maintenance increased 111% from $1.8 million in 1998 to $3.8 million in 1999 as we added technical support resources required by increased revenues. Domestic maintenance gross margin decreased from 79% in 1998 to 69% in 1999. International cost of maintenance increased 333% from $0.3 million in 1998 to $1.3 million in 1999. International maintenance gross margin increased marginally from 78% in 1998 to 80% in 1999.

                                      (19)

OPERATING EXPENSES

Product Development. Product development expenses increased 168% from $5.7 million in 1998 to $15.3 million in 1999, primarily due to increased headcount associated with the development of new Mercator based products and the acquisition of Braid in March 1999 and Novera in September 1999. Product development expenses represented 13% and 15% of total revenues for 1998 and 1999, respectively. International product development expenses were $5.6 million in 1999. There was no development performed internationally in 1998.

Selling and Marketing. Selling and marketing expenses increased 87% from $22.0 million in 1998 to $41.2 million in 1999. This increase was primarily due to the acquisitions and the increased number of sales and marketing personnel hired to pursue marketing opportunities and programs. Selling and marketing expenses represented 49% and 42% of total revenues for 1998 and 1999, respectively.

During 1999, the acquisition of Braid resulted in an increase in headcount of 27 salespeople. These individuals sold both the traditional Braid financial services products as well as the Mercator product line. Selling and marketing costs for international operations were $11.8 million in 1999.

General and Administrative. General and administrative expenses increased 57% from $5.9 million in 1998 to $9.3 million in 1999. The increase was primarily due to increased number of employees, the cost of management information system staff, as well as increased depreciation expenses for related equipment and software. The acquisition of Braid in March of 1999 and the establishment of a German sales office increased both headcount and expense in the administrative area. International administrative costs were $2.9 million for 1999. General and administrative expenses were 13% and 9% of total revenues for 1998 and 1999, respectively.

Amortization of Intangibles Amortization expense increased from $0.3 million in 1998 to $27.7 million in 1999 as a result of the acquisitions of Braid in March 1999 and Novera in September 1999. The amortization expense in 1998 consisted of two months of amortization relating to the acquisition of SCP. As a result of these acquisitions, as of December 31, 1999 and 1998, we had net intangible assets of $153.2 million and $5.2 million, respectively.


OTHER INCOME (EXPENSE), NET

Interest income decreased from $2.0 million in 1998 to $1.0 million in 1999, primarily due to the use of cash in the acquisitions of Braid and Novera during 1999. Borrowing expenses decreased from $11,000 in 1998 to $0 in 1999 due to the expiration of our line of credit with Bank of New York. We had no other outstanding debt obligations during 1999.


TAXES

For the year ended December 31, 1999, we had $21.0 million of non-deductible expenses, primarily amortization of goodwill and other intangible assets. We also had deferred tax assets of $10.6 million. At December 31, 1999 we concluded that it was more likely than not that we would realize the benefits of these deferred tax assets; accordingly, we reversed the valuation allowance for deferred income taxes. This resulted in the recording of a net tax benefit for the year ending December 31, 1999. At December 31, 1998, we had concluded that it was more likely than not that all net operating loss carryforwards would be utilized; accordingly, we reversed a portion of the remaining valuation allowance for deferred income taxes, which resulted in the recording of a net tax benefit for the year ending December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2000 we had net working capital of $23.4 million, which included cash and marketable securities of $21.7 million. Net working capital at December 31, 1999 was $39.7 million including cash and marketable securities of $14.9 million. The $16 million decrease in working capital was caused primarily by a $14 million increase in accounts payable and accrued expenses and other current liabilities, a $3 million increase in the current portion of deferred revenue and a $7 million decrease in deferred tax assets, partially offset by a $7 million increase in cash and marketable securities.

                                      (20)

Net accounts receivable increased modestly from $38.3 million at December 31, 1999 to $38.9 million at December 31, 2000 despite a 26 percent increase in fourth quarter revenues and a $4 million net increase in deferred revenue during 2000. This stability was accomplished primarily by a change in standard payment terms for our customers from "net 30 days" to "due upon receipt," improved collection procedures and a $1.8 million net increase in the allowance for doubtful accounts. Consequently, the number of days sales in net accounts receivable decreased from 111 at December 31, 1999 to 89 at December 31, 2000.

Operating activities provided cash of $11.3 million during the year ended December 31, 2000 compared to using cash of $8.4 million during the year ended December 31, 1999. $94 million of the $98 million net loss for the year ended December 31, 2000 resulted from non-cash expenses including $51 million of intangibles amortization and depreciation and $40 million for an intangibles impairment charge. Operations generated cash primarily from a $20 million increase in operating liabilities (accounts payable, accrued expenses and other current liabilities, and deferred revenue) offset by a $5 million increase in operating assets (accounts receivable and prepaid expenses) and the remaining $4 million net loss.

Investing activities consumed cash of $7.3 million during the year ended December 31, 2000 compared to $.7 million during the year ended December 31, 1999. 2000 activities included a $6.2 million net investment in furniture, fixtures and equipment, a $1.8 million increase in intangible assets in connection with the Braid acquisition earn-out agreement and a $1.5 million restricted collateral deposit in connection with a new headquarters facility lease partially offset by a $2.2 million liquidation of investments in marketable securities.

Financing activities generated cash of $5.8 million during the year ended December 31, 2000 compared to $4.0 million during the year ended December 31, 1999. In both years the increase in cash was primarily due to proceeds from the sale of stock through employee stock option exercises and employee stock plan purchases.

In April 2000 we entered into a three-year agreement with Fleet Bank for a $20 million line of credit. Since inception no amounts have been borrowed under this agreement. In June 2000 Fleet Bank issued a $1.24 million letter of credit against the credit line facility in connection with the new headquarters office lease. In November 2000 Fleet Bank notified us that it would only make advances under the agreement on a discretionary basis because the Company was in violation of certain financial covenants. Accordingly, at Fleet Bank's request we provided a $1.5 million restricted collateral deposit as security for the letter of credit. In March 2001 the line of credit agreement with Fleet Bank was terminated.

Capital expenditures have been, and future capital expenditures are anticipated to be primarily for facilities, computer equipment and software to support the expansion our operations. Certain computer equipment used in development activities may be available through operating leases. As of December 31, 2000 we had commitments for capital expenditures in the amount of $2.6 million through June 2001. In January 2001, pursuant to the new headquarters lease agreement, we increased the letter of credit to $2.5 million and the related restricted collateral deposit to $3.0 million.

In the short term, in order to achieve our business plan, we expect to continue to experience growth in our quarterly expenses and planned capital expenditures. In addition, in light of changing economic conditions, we continue to review our current cost structure in order to realign our resources to support the new geographic business units (Americas, EMEA and Asia Pacific) and eliminate non-strategic expenditures. We believe that current cash and cash equivalent balances combined with net cash generated from operations will be sufficient to meet anticipated cash needs for working capital and capital expenditures through December 31, 2001. However, any projection of future revenues is subject to a level of uncertainty; therefore, we have developed plans that will allow the Company to reduce its expense base if planned revenues are not achieved. If current cash, cash equivalents and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will likely seek to obtain a new line of credit or sell additional equity securities to strategic investors. The sale of additional equity or equity-related securities would result in additional dilution to our stockholders.

Beyond December 2001, we may require additional cash to fund our ongoing working capital and capital expenditures and will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue debt or additional equity securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all and that such financing would not be dilutive to our shareholders.

In January 2001 we sold 228,180 shares of our restricted stock to Mitsui & Co, Ltd. for $2.0 million cash as part of a transaction that anticipates the formation of a joint venture with Mitsui to market our products in Japan.

                                      (21)

CONVERSION TO A SINGLE EUROPEAN CURRENCY

We generate revenues in a number of foreign countries. However, as the majority of foreign contracts are denominated in US dollars, we do not expect the conversion to a single European currency to have a material impact on our financial results.


FACTORS THAT MAY AFFECT FUTURE RESULTS

Our quarterly and annual operating results are volatile and difficult to predict and may cause our stock price to fluctuate.

Our quarterly and annual operating results have varied significantly in the past and are expected to do so in the future. We believe that you should not rely on period-to-period comparisons of our results of operations, as they are not necessarily indications of our future performance. In some future periods, our results of operations may be below the expectation of public market analysts and investors. In this case, the price of our common stock would likely decline.

Our revenues and results of operations are difficult to forecast and depend on a variety of factors. These factors include the following:

 .    personnel changes, our ability to attract and retain qualified sales, professional services and research and development personnel and the rate at which these personnel become productive;

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

                                      (22)

Investors, customers and vendors may react adversely to change in our company.

Our success depends in large part on the support of investors, key customers and vendors who may react adversely to changes in our company since the restatement of our first quarter earnings and the adjustment to previously disclosed second quarter 2000 results. Many members of our senior management have joined us since August 2000. It will take time and resources for these individuals to effect change within our organization and during this period our vendors and customers may re-examine their willingness to do business with us. If we are unable to retain and attract our existing and new customers and vendors, our business, operating results and financial condition could be materially adversely affected.

Our future success depends on retaining our key personnel and attracting and retaining additional highly qualified employees.

Our future success depends in large part on the retention of our key sales, professional services and research and development personnel, as well as senior management. Other than the Chairman and Chief Executive Officer, the Vice-Chairman and the Chief Financial Officer and one of our area vice presidents, all employees are employed at-will and we have no fixed-term employment agreements with our employees, which prevents them from terminating their employment at any time. The loss of the services of any of one or more of our key employees could harm our business.

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

Our future revenues will also be difficult to predict and we could fail to achieve our revenue expectations. Our expense levels are based, in part, on our expectation of future revenues, and expense levels are, to a large extent, fixed in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, our operating results and cash flows are likely to be harmed. Net income may be disproportionately affected by a reduction in revenue because large portions of our expenses are related to headcount that cannot be easily reduced without harming our business.

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

We first introduced our Mercator products in 1993. In recent years, a significant portion of our revenue has been attributable to licenses of our Mercator products and related services, and we expect that revenue attributable to our Mercator products and related services will continue to represent a significant portion of our total revenue for the foreseeable future. Accordingly, our future operating results significantly depend on the market acceptance and growth of our Mercator product line and enhancements of these products and services. Market acceptance of our Mercator product line may not increase or remain at current levels, and we may not be able to

                                      (23)
successfully market our Mercator product line or develop extensions and enhancements to this product line on a long-term basis. In the event that our current or future competitors release new products that provide, or are perceived as providing, more advanced features, greater functionality, better performance, better compatibility with other systems or lower prices than our Mercator product line, demand for our products and services would likely decline. A decline in demand for, or market acceptance of, our Mercator product line would harm our business.

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

We may, in the future, seek to develop and market enhancements to existing products or new products, which are targeted for applications, systems or platforms that we believe will achieve commercial acceptance. This could require us to devote significant development, sales and marketing personnel, as well as other resources, to these efforts, which would otherwise be available for other purposes. We may not be able to successfully identify these applications, systems or platforms, and even if we do so, they may not achieve commercial acceptance or we may not realize a sufficient return on our investment. Failure of these targeted applications, systems or platforms to achieve commercial acceptance or our failure to achieve a sufficient return on our investment could harm our business.

We may not successfully expand our sales and distribution channels.

An integral part of our strategy is to expand our indirect sales channels, including value-added resellers, independent software vendors, systems integrators and distributors. This channel is accounting for a growing percentage of our total revenues and we are increasing resources dedicated to developing and expanding these indirect distribution channels. We may not be successful in

                                      (24)
expanding the number of indirect distribution channels for our products. If we are successful in increasing our sales through indirect sales channels, we expect that those sales will be at lower per unit prices than sales through direct channels, and revenue we receive for each sale will be less than if we had licensed the same product to the customer directly.

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

Our business has grown in recent periods, with total revenues increasing from approximately $16.1 million in 1995 to $138.3 million in 2000. We acquired certain assets of Software Consulting Partners in November 1998 and acquired Braid Limited, Inc. in March 1999, and Novera Software, Inc. in September 1999. The growth of our business has placed, and is expected to continue to place, a strain on our administrative, financial, sales and operational resources and increased demands on our systems and controls.

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

International revenues accounted for 29% of our total revenues for 1999 compared to 37% of our total revenues for 2000. Continued expansion of our international sales and marketing efforts will require significant management attention and financial resources. We also expect to commit additional time and development resources to customizing our products for selected international markets and to developing international sales and support channels.

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

                                      (25)

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

                                      (26)

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

Our success is dependent upon our proprietary software technology. We do not currently have any patents and we rely principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our technology. We also believe that factors such as the technological and creative skills of our personnel, product enhancements and new product developments are essential to establishing and maintaining a technology leadership position. We enter into confidentiality and/or license agreements with our employees, distributors and customers, and we limit access to and distribution of our software, documentation and other proprietary information. The steps taken by us may not be sufficient to prevent misappropriation of our technology, and such protections do not preclude competitors from developing products with functionality or features similar to our products. Furthermore, it is possible that third parties will independently develop competing technologies that are substantially equivalent or superior to our technologies. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, which could pose additional risks of infringement as we continues to expand internationally. Our failure or inability to protect our proprietary technology could have a material adverse effect on our business.

Although we do not believe our products infringe the proprietary rights of any third parties, infringement claims could be asserted against us or our customers in the future. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights, or for purposes of establishing the validity of our proprietary rights. Litigation, either as plaintiff or defendant, would cause us to incur substantial costs and divert management resources from productive tasks whether or not such litigation is resolved in our favor, which could have a material adverse effect on our business. Parties making claims against us could secure substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to license our products in the United States or abroad. Such a judgment could have a material adverse effect on our business. If it appears necessary or desirable, we may seek licenses to intellectual property that it is allegedly infringing. Licenses may not be obtainable on commercially reasonable terms, if at all. The failure to obtain necessary licenses or other rights could have a material adverse effect on our business. As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time-consuming and expensive to defend and could adversely affect our business. We are not aware of any currently pending claims that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties.

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

                                      (27)

Securities Litigation

As is outlined above in Part I, Item 3, after the restatement of our first quarter earnings and the adjustment to previously disclosed second quarter results, Mercator Software was named in a series of similar purported securities class action lawsuits. These lawsuits have now been consolidated into one matter. The amended complaint in the consolidated matter alleges violations of United States federal securities law through alleged material misrepresentations and omissions and seeks an unspecified award of damages. We believe that the allegations in the amended complaint are without merit and we intend to contest them vigorously. However, there can be no guarantee as to the ultimate outcome as to this pending litigation matter.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of operations, our financial position and cash flows are subject to a variety of risks, which include market risks associated with changes in foreign currency exchange rates and movement in interest rates. We do not, in the normal course of business, use derivative financial instruments for trading or speculative purposes. Uncertainties that are either non-financial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks.

Foreign Currency Exchange Rates

Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During 2000, 37% of our total revenue was generated from our international operations, and the tangible net assets of our foreign subsidiaries totaled approximately 66% of consolidated tangible net assets as of December 31, 2000. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in the United Kingdom, France, Germany, Singapore, Hong Kong, and Australia. These foreign subsidiaries use local currencies as their functional currency, as sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar. We do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that this approach will be successful, especially in the event of a sudden and significant decline in the value of foreign currencies relative to the United States dollar.

Interest Rates

We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term deposits of the local operating bank.

We classify our investment instruments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS No. 115). Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Changes in interest rates could impact our anticipated interest income or could impact the fair market value of our investments. However, we believe these changes in interest rates will not cause a material impact on our financial position, results of operations or cash flows.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Mercator Software meeting the requirements of Regulation S-X are filed on page F-1 to F-23 of this Annual Report on Form 10-K. See Part IV, Item 14.


ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                      (28)

                                   Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

The information concerning directors of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.


Executive Officers

The information concerning officers of the Company required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.


ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 2000.


                                      (29)

                                    Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

The following documents are filed as part of this Annual Report on Form 10-K:

     1. Consolidated Financial Statements. The following consolidated financial statements of Mercator Software, Inc. and Report from the Independent Accountants are incorporated in Item 8 of this Annual Report on Form 10-K.

          Independent Auditors' Report

          Consolidated Balance Sheets at December 31, 2000 and 1999

          Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

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

     3.(a) The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

     3.(b) Mercator Software filed a report on Form 8-K on August 22, 2000 with respect to the Company's adjustments to expenses for the first and second quarter of 2000, including adjusted Consolidated Condensed Statements of Operations for the quarters ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999 and Consolidated Condensed Balance Sheets (unaudited) as of June 30, 2000, March 31, 2000 and December 31, 1999 (audited).

                                      (30)

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    By /s/ Roy C. King
                                       --------------------------------------
                                       Roy C. King
                                       President, Chief Executive Officer
                                        and Chairman of the Board of Directors


Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                        Capacity                                                    Date
----                                        --------                                                    ----
/s/ Roy C. King                             President, Chief Executive Officer and                      March 30, 2001
---------------                             Chairman of the Board of Directors
Roy C. King

/s/ Richard M. Applegate                    Senior Vice President, Chief                                March 30, 2001
------------------------                    Financial Officer and Treasurer
Richard M. Applegate

/s/ James P. Schadt                         Vice-Chairman of the Board and                              March 30, 2001
-------------------                         Director
James P. Schadt

/s/ Diane Baker                             Director                                                    March 30, 2001
---------------
Diane Baker

/s/Constance F. Galley                      Director                                                    March 30, 2001
----------------------
Constance F. Galley

/s/ Ernest Keet                             Director                                                    March 30, 2001
---------------
Ernest E. Keet

/s/ Richard Little                          Director                                                    March 30, 2001
------------------
Richard Little

/s/ Dennis G. Sisco                         Director                                                    March 30, 2001
-------------------
Dennis G. Sisco

/s/ Mark C. Stevens                         Director                                                    March 30, 2001
-------------------
Mark C. Stevens


                                      (31)

                                  EXHIBIT INDEX


Exhibit Number                          Exhibit Title
--------------                          -------------

2.1 Agreement and Plan of Reorganization dated as of September 30, 1999 by and among Mercator Software, Inc. Natchez Acquisition Corp. and Novera Software, Inc. (filed as
                    Exhibit 2.1 to Mercator Software's current Report on Form 8-K dated September 30, 1999 and incorporated herein by reference)./(1)/

2.2 Stock Purchase Agreement dated as of March 18, 1999 by and among Mercator Software and each of the stockholders of Braid (filed as exhibit 2.2 to Mercator Software's Report on Form 8-K dated March 18, 1999 and incorporated herein by reference.

2.3 Asset Transfer Agreement dated as of November 13, 1998 by and among the Mercator Software, Software Consulting Partners and the sole stockholder of Software Consulting Partners, (filed as exhibit 2.3 to Mercator Software's Report on Form 8-K dated November 13, 1998 and incorporated herein by reference.

3.1                 Amended and Restated Certificate of Incorporation/(5)/

3.2                 Registrant's Amended and Restated Bylaws/(3)/

3.3 Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Mercator Software/(4)/

4.1                 Form of Specimen Certificate for Registrant's Common
                    Stock/((2)/

4.2 Stockholders Agreement dated as of June 1, 1989, as amended/(2)/

4.3 1989 Stock Purchase Agreement dated as of June 1, 1989, as amended/(2)/

10.1 Employment Agreement dated as of January 1, 1999 between Registrant and Albert Denz

10.2 Employment Agreement dated as of January 16, 2001 between Registrant and Roy C. King

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

                                      (32)

10.9 Lease Agreement dated as of January 2, 1990 between Registrant and Robert D. Scinto, as amended/(2)/

10.10 Lease Agreement dated as of June 26, 2000 between Registrant and Bannockburn Development Company

10.11 Lease Agreement dated as of January 29, 2001 between Registrant and CDR Federal LLC

10.12               *Letter Agreement, between Registrant and Constance
                    Galley/(5)/

10.13 *Letter Agreement dated as of December 5, 1995 between Registrant and Eric Amster/(2)/

10.14 *Letter Agreement dated as of October 1, 1994 between Registrant and Saydean Zeldin/(2)/

10.15 Series E Preferred Stock Purchase Agreement dated as of May 15, 1997 between Mercator Software and the Purchasers named therein/(2)/

10.16 Credit Agreement between registrant and Fleet Nation Bank dated as of February 25, 2000/(6)/

10.17 Agreement between Registrant and James P. Schadt dated as of August 21,2000/(5)/

10.18 Lease Agreement between Registrant and Wilton Realty Investors Corp. dated June 6, 2000/5/

10.19 Letter Agreement between Registrant and James P Schadt dated as of November 21, 2000

10.20 Agreement between Registrant and Richard Applegate dated as of November 15, 2000

10.21               Agreement between Registrant and Patricia Boggs dated
                    December 22, 2000

13.0 Consolidated Financial Statements as of and for the years ended December 31, 2000 and 1999

21.1                Subsidiaries of the Company

23.1                Consent of Independent Auditors

24.01               Power of Attorney (see signature page)

 .    Indicates a management contract or compensatory plan or arrangement.

(1) Previously filed as an exhibit to Mercator Software's current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.
(2) Previously filed as an exhibit to Mercator Software's Registration Statement on Form S-1 (File No. 333-27293) and incorporated herein by reference.
(3) Previously filed as an exhibit to Mercator Software's Registration Statement on Form 8-A (File No. 000-22667) filed on September 4, 1998 and incorporated herein by reference.
(4) Previously filed as an exhibit to Mercator Software's Report on Form 8-K filed on September 4, 1998 and incorporated herein by reference.
(5) Previously filed as an exhibit to Mercator Software's report on Form 10Q filed on November 14, 2000 and incorporated herein by reference.
(6) Previously filed as an exhibit to Mercator Software's report on For 10Q filed on August 2000.

                                      (33)