Form 10-Q
period 2001-03-31
MERCATOR SOFTWARE INC
filed 2001-05-15
CIK 1039276

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. For The Quarterly Period Ended March 31, 2001

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

[X]  Yes    [_]  No

As of May 11, 2001, the Registrant had 30,362,592 shares of Common Stock, $.01 par value outstanding.

                            MERCATOR SOFTWARE, INC.
                               TABLE OF CONTENTS

                                                                                                 PAGE
PART 1    FINANCIAL INFORMATION

          ITEM 1 - FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 2001 (unaudited)                              3
           and December 31, 2000

          Consolidated Statements of Operations for the Three Months Ended                          4
           March 31, 2001 and 2000 (unaudited)

          Consolidated Condensed Statements of Cash Flows for the Three Months Ended                5
           March 31, 2001 and 2000 (unaudited)

          Notes to Consolidated Condensed Financial Statements                                      6

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                  8
            RESULTS OF OPERATIONS

          ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      19

PART II   OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS                                                               20

          ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                                       21

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                21


SIGNATURES                                                                                         22

EXHIBIT INDEX                                                                                      23

                            MERCATOR SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                     March 31,           December 31,
                                                                        2001                 2000
                                                                        ----                 ----
                                                                    (unaudited)
ASSETS

  Current assets:
  Cash and cash equivalents                                          $  12,879            $  18,327
  Marketable securities                                                    581                3,420
  Accounts receivable, less allowances of $3,702
    and $3,616                                                          33,547               38,920
  Deferred tax assets                                                    3,181                3,181
  Prepaid expenses and other current assets                              3,827                3,626
                                                                     ---------            ---------
     Total current assets                                               54,015               67,474

  Furniture, fixtures and equipment, net                                10,721               10,007
  Intangible assets, net                                                74,634               81,578
  Restricted collateral deposits and other assets                        3,557                1,832
                                                                     ---------            ---------

     Total assets                                                    $ 142,927            $ 160,891
                                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                     $   9,233            $   6,706
Accrued expenses and other current liabilities                          13,855               19,532
Current portion of deferred revenue                                     20,245               17,825
                                                                     ---------            ---------
     Total current liabilities                                          43,333               44,063

Long-term deferred tax liability                                         3,777                3,777
Deferred revenue, less current portion                                   1,058                  976
Other long term liabilities                                                637                  669
                                                                     ---------            ---------
     Total liabilities                                                  48,805               49,485

Stockholders' equity:
Convertible preferred stock ($.01 par value; authorized
  5,000,000 shares, no shares issued and outstanding)                       --                   --
Common stock (190,000,000 shares authorized, $.01 par value;
  30,347,099 and 29,846,902 shares issued and outstanding)                 304                  298
Additional paid-in capital                                             231,854              228,035
Accumulated deficit                                                   (135,448)            (114,760)
Accumulated other comprehensive loss                                    (2,263)              (1,761)
Deferred compensation                                                     (325)                (406)
                                                                     ---------            ---------
     Total stockholders' equity                                         94,122              111,406
                                                                     ---------            ---------

     Total liabilities and stockholders' equity                      $ 142,927            $ 160,891
                                                                     =========            =========

See accompanying notes to condensed consolidated financial statements.

                            MERCATOR SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                   Three Months Ended
                                                          March 31,
                                                 2001                      2000
                                                 ----                      ----

Revenues:
  Software licensing                        $  11,522                 $  18,307
  Services                                      8,666                     6,597
  Maintenance                                   7,946                     6,348
                                            ---------                 ---------
    Total revenues                             28,134                    31,252
                                            ---------                 ---------

Cost of revenues:
  Software licensing                              237                       285
  Services                                      7,373                     5,523
  Maintenance                                   1,789                     1,604
                                            ---------                 ---------
    Total cost of revenues                      9,399                     7,412
                                            ---------                 ---------

Gross profit                                   18,735                    23,840

Operating expenses:
  Product development                           5,246                     5,089
  Selling and marketing                        16,808                    13,782
  General and administrative                    8,596                     3,530
  Amortization of intangibles                   6,944                    10,977
                                            ---------                 ---------
    Total operating expenses                   37,594                    33,378
                                            ---------                 ---------

Operating loss                                (18,859)                   (9,538)

Other income, net                                  38                       154
                                            ---------                 ---------

Loss before income taxes                      (18,821)                   (9,384)

Provision for income taxes                      1,867                     2,113
                                            ---------                 ---------

Net loss                                    $ (20,688)                $ (11,497)
                                            =========                 =========

Net loss per share - Basic and Diluted      $   (0.69)                $   (0.41)

Weighted average number of common
   and common equivalent shares outstanding
-Basic and Diluted                             29,989                    28,207


See accompanying notes to condensed consolidated financial statements.

                            MERCATOR SOFTWARE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                          Three Months
                                                                         Ended March 31,
                                                                         ---------------

                                                                        2001          2000
                                                                        ----          ----
Cash flows from operating activities:
  Net cash (used in) provided by operating activities                  $ (8,083)   $  3,863

Cash flows from investing activities:
  Purchase of furniture fixtures and equipment                           (1,875)     (2,035)
  Sales of marketable securities                                          2,839       1,541
  Restricted Collateral Deposits                                         (1,554)         --
  Other                                                                      --         (56)
                                                                       --------    --------
     Net cash used in investing activities                                 (590)       (550)
                                                                       --------    --------

Cash flows from financing activities:
  Payments under capital leases                                            (113)         --
  Proceeds from exercise of stock options                                   149       1,993
  Proceeds from issuance of stock under employee stock purchase plan      1,375       1,190
  Proceeds from issuance of shares of restricted stock                    2,000          --
                                                                       --------    --------
     Net cash provided by financing activities                            3,411       3,183
                                                                       --------    --------

Effect of exchange rate changes on cash                                    (186)       (556)
                                                                       --------    --------

  Net change in cash                                                     (5,448)      5,940
Cash at beginning of period                                              18,327       9,237
                                                                       --------    --------

Cash at end of period                                                  $ 12,879    $ 15,177
                                                                       ========    ========

Supplemental information:
Cash paid for:
  Interest                                                             $     91    $     25
  Income taxes                                                         $     36    $    346

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

Reference should be made to Mercator Software Inc.'s ("Mercator" or the "Company") 2000 Annual Report on Form 10-K, which includes audited financial statements for the year ended December 31, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

(2)  STOCK ACTIVITIES

In January, 2001 the Company issued for fair market value 228,180 shares of its restricted common stock, $.01 par value, to Mitsui & Co., Ltd. for $2.0 million in cash. The Company anticipates forming a joint venture with Mitsui to market its products in Japan.

(3)  COMPREHENSIVE INCOME

Mercator applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires Mercator to report comprehensive income in its financial statements, in addition to its net income. Comprehensive income (loss) includes all changes in equity during a period from non owner sources. Mercator's comprehensive income consists of net income (loss) and foreign currency translation adjustments. Total comprehensive (loss) was ($21.2) million and ($12.1) million for the three months ended March 31, 2001 and 2000, respectively.

(4)  EARNINGS PER SHARE

The Company determines earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share", which requires the calculation of basic and diluted net income per share. Basic earnings per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding increased for any dilutive effects of options, warrants, and convertible securities.

Diluted loss per share has not been presented separately for the three months ended March 31, 2001 and 2000, as the outstanding stock options and warrants, representing an aggregate of 1,221,919 and 4,193,370 shares of common stock equivalents, respectively, are anti-dilutive.

(5)  DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS 137 (deferral of effective date) and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company has not entered into derivative contracts and does not have near term plans to enter into such contracts; accordingly, the adoption of these pronouncements has not had a material effect on the financial statements.

(6)  SEGMENT INFORMATION

The Company reports its segment information in accordance with the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services. Reportable segment information is determined based on management defined operating segments used to make operating decisions and assess financial performance.

Prior to January 1, 2001 the Company classified its business activities into two reportable segments: Domestic and International. Effective January 1, 2001, the Company restructured its operations into three reportable segments: Americas (North America, Central and South America) including corporate, EMEA (Europe, Middle East & Africa) and APAC (Asia Pacific). Prior period segment data has been restated to conform to this presentation. Information regarding the Company's operations in these three segments are set forth below (in thousands). There are no significant corporate overhead allocations or intersegment sales or transfers between the segments for the periods presented.

                                                Quarter Ended March 31,
                                                      (unaudited)

                                               2001                 2000
                                               ----                 ----
Revenues:
         Americas                         $  16,052            $  19,016
         EMEA                                11,272               11,145
         APAC                                   810                1,091
                                          ---------            ---------
           Total                          $  28,134            $  31,252
                                          =========            =========

Operating income (loss) before
 amortization of intangibles:
         Americas (including corporate)   $ (10,035)           $    (380)
         EMEA                                (1,352)               1,474
         APAC                                  (528)                 345
                                          ---------            ---------
           Total                            (11,915)               1,439

Amortization of intangibles                  (6,944)             (10,977)
Other income, net                                38                  154
Provision for taxes                           1,867                2,113
                                          ---------            ---------
           Net loss                       $ (20,688)           $ (11,497)
                                          =========            =========


                                                    As of March 31,
                                                      (unaudited)

                                             2001                 2000
                                             ----                 ----
Total assets:
         Americas                           $42,284            $ 101,949
         EMEA                                97,170              119,204
         APAC                                 3,473                1,739
                                          ---------            ---------
           Total                          $ 142,927            $ 222,892
                                          =========            =========



(7)  COMMITMENTS AND CONTINGENCIES

The Company and its former chief executive officer have been named as defendants in several private securities class action lawsuits. The complaints allege violations of United States federal securities law. Mercator believes that the allegations in the complaints are without merit and intends to contest them vigorously. However, there can be no guarantee as to the ultimate outcome as to these pending litigation matters. See Item 1 in Part II of this filing for further information.

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

Mercator provides business integration solutions to customers around the world. Our revenues are derived principally from three sources: (i) license fees for the use of our software products, (ii) fees for consulting services and training and (iii) fees for maintenance and technical support.

We recognize license fee revenue when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable, and the fee is collectible. Revenue from professional service arrangements is recognized on either a time and materials or percentage of completion basis as the services are performed and amounts due from customers are deemed collectible and contractually nonrefundable. Revenues from fixed price service agreements are recognized on a percentage of completion basis in direct proportion to the services provided. Maintenance contract revenues are recognized ratably over the terms of the contracts, which are generally for one year. The unrecognized portion of maintenance revenue is classified as deferred maintenance revenue in the accompanying consolidated balance sheets. For additional information regarding our revenue recognition policies, please refer to the "Summary of Significant Accounting Policies" included in the notes to consolidated financial statements in our Form 10K Annual Report for the year ended December 31, 2000.

We intend to continue to increase the scope of service offerings insofar as it supports the generation of license revenues from our products. Although not indicative in our current quarter results, we believe that software licensing revenue will continue to account for a larger portion of total revenues than services and maintenance revenues.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:

                                                    Three Months Ended
                                                    ------------------

                                                        March 31,
                                                        ---------
                                                   2001            2000
                                                   ----            ----

Revenues:
  Software licensing                                41.0%         58.6%
  Services                                          30.8          21.1
  Maintenance                                       28.2          20.3
                                                   -----         -----
   Total revenues                                  100.0         100.0
                                                   -----         -----

Cost of revenues:
  Software licensing                                  .8            .9
  Services                                          26.2          17.7
  Maintenance                                        6.4           5.1
                                                   -----         -----
   Total cost of revenues                           33.4          23.7
                                                   -----         -----

Gross profit                                        66.6          76.3
                                                   -----         -----

Operating expenses:
  Product development                               18.6          16.3
  Selling and marketing                             59.7          44.1
  General and administrative                        30.6          11.3
  Amortization of intangibles                       24.7          35.1
                                                   -----         -----
   Total operating expenses                        133.6         106.8
                                                   -----         -----

Operating loss                                     (67.0)        (30.5)
Other income net                                     0.1           0.5
                                                   -----         -----
Loss before income taxes                           (66.9)        (30.0)
Provision for income taxes                           6.6           6.8
                                                   -----         -----

  Net Loss                                         (73.5)%       (36.8)%
                                                   =====         =====

Gross profit (as percent of related revenue):
   Software licensing                               97.9%         98.4%
   Services                                         14.9%         16.2%
   Maintenance                                      77.5%         74.7%

THE QUARTER ENDED MARCH 31, 2001 COMPARED WITH QUARTER ENDED MARCH 31, 2000

During the first quarter of 2001 we incurred a net (loss) of ($20.7 million) compared to a net (loss) of ($11.5 million) in the first quarter of 2000. First quarter operating (loss) was ($18.9 million) in 2001 compared to ($9.5 million) in 2000. Our operating income (loss) excluding amortization was ($11.9 million) in the first quarter of 2001 compared to $1.4 million in the first quarter of 2000. This $13.3 million decrease was the result of a $5 million decrease in gross profit, increased selling and marketing expenses of $3 million and increased general and administrative expenses of $5 million. The decline in gross profit was primarily due to a $6.8 million decline in license revenues. Most of the increase in selling and marketing expenses was incurred in anticipation of higher revenues for the first quarter of 2001. Our general and administrative expenses reflect certain incremental expenses and reorganization costs which continued from the third and fourth quarters of 2000. As discussed below, in April 2001 we eliminated 170 full-time positions to lower our operating costs.

REVENUES

Total Revenues. Our revenues are derived principally from three sources: (i) license fees for the use of our software products, (ii) fees for consulting services and training and (iii) fees for maintenance and technical support. Total revenues decreased 10% to $28.1 million in the first quarter of 2001 from $31.3 million in the same period in 2000.

Software Licensing. Total software licensing revenues decreased 37% from $18.3 million for the three months ended March 31, 2000 to $11.5 million for the three months ended March 31, 2001. Weak economic conditions and customers delaying purchasing decisions on larger deals negatively impacted software licensing revenues in each region. Americas' licensing revenues decreased 42% from $11.3 million to $6.6 million, EMEA licensing revenues decreased 26% from $6.3 million to $4.7 million and APAC licensing revenues decreased 63% from $731,000 to $269,000.

Services. Services revenues increased 31% from $6.6 million for the three months ended March 31, 2000 to $8.7 million for the three months ended March 31, 2001. We continued to provide consulting and training services to our established customer base in the Americas, but realized stronger increases in services revenues in EMEA and APAC as a consequence of building the Mercator software customer base in these regions during 2000. Americas' services revenues increased 16% from $3.8 million to $4.4 million, EMEA services revenues increased 49% from $2.7 million to $4.0 million and APAC services revenues increased 98% from $140,000 to $277,000.

Maintenance. Maintenance revenues increased 25% from $6.3 million for the three months ended March 31, 2000 to $7.9 million for the three months ended March 31, 2001. This growth is consistent with the growth in the worldwide customer base and the related renewals of annual maintenance contracts. Americas' maintenance revenues increased 29% from $3.9 million to $5.1 million, EMEA maintenance revenues increased 18% from $2.2 million to $2.6 million and APAC maintenance revenues increased 20% from $220,000 to $263,000.

COST OF REVENUES

Cost of software licensing revenues consists primarily of CD-ROMs, manuals, distribution costs and the cost of third-party software that we resell. Cost of services consists primarily of personnel-related and travel costs in providing consulting and training to customers. Cost of maintenance revenues consists primarily of personnel-related and communication costs in providing maintenance and technical support to customers.

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

Cost of Software Licensing. Total software licensing costs decreased 17% from $285,000 for the three months ended March 31, 2000 to $237,000 for the three months ended March 31, 2001. This decrease was the result of lower delivery costs connected with fewer software shipments and expanded electronic transmission of our software over the internet. Despite the decline in these costs, software licensing gross margin remained constant at 98% for the three months ended March 31, 2000 and March 31, 2001.

Cost of Services. Total cost of services increased 33% from $5.5 million for the three months ended March 31, 2000 to $7.4 million for the three months ended March 31, 2001 consistent with the 31% increase in services revenues previously noted. Total services gross margin decreased marginally from 16% for the three months ended March 31, 2000 to 15% for the three months ended March 31, 2001. Services gross margin for Americas decreased from 17% to 4% due to increased recruiting and training costs as well as lower initial productivity related to new services personnel and revenue reserves related to certain contract disputes. Services gross margin for EMEA and APAC increased from 15% to 26% due to increased utilization of services personnel and increased average billing rates.

Cost of Maintenance. Total cost of maintenance increased 12% from $1.6 million for the three months ended March 31, 2000 to $1.8 million for the three months ended March 31, 2001 as we added resources to support our increased customer base worldwide. Total maintenance gross margin increased marginally from 75% for the three months ended March 31, 2000 to 77% for the three months ended March 31, 2001. Maintenance gross margin increased from 73% to 79% in the Americas, decreased from 79% to 74% in EMEA and increased from 63% to 87% in APAC.

OPERATING EXPENSES

Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products. These expenses consist primarily of salaries, recruiting, other personnel-related costs, depreciation of development equipment, supplies, travel, allocated facilities and allocated communication costs.

Total product development expenses increased 3% from $5.1 million for the three months ended March 31, 2000 to $5.3 million for the three months ended March 31, 2001. Americas' development expenses increased 7% from $3.4 million to $3.7 million, EMEA development expenses decreased 5% from $1.7 million to $1.6 million and APAC had no development expenses in either year.

We believe that a significant level of research and development expenditures is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to research and development. To date, all research and development expenditures have been expensed as incurred.

Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product literature, allocated facilities and allocated communications costs.

Total selling and marketing expenses increased 22% from $13.8 million for the three months ended March 31, 2000 to $16.8 million for the three months ended March 31, 2001. This increase is due to an increase in the number of sales personnel, especially in EMEA, and related travel costs partially offset by lower marketing costs. Americas' selling and marketing expenses increased 9% from $9.5 million to $10.4 million, EMEA selling and marketing expenses increased 53% from $3.9 million to $6.0 million and APAC selling and marketing expenses increased 21% from $346,000 to $420,000. We expect selling and marketing expenses to generally decrease in the future as a percentage of revenues as a result of our April 2001 restructuring.

General and Administrative. General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for the Company's administrative, executive, and finance personnel as well as outside legal, consulting, tax services and audit fees.

Total general and administrative expenses increased 144% from $3.5 million for the three months ended March 31, 2000 to $8.6 million for the three months ended March 31, 2001. This increase is primarily due to increased headcount, turnover costs related to senior management, incremental legal, accounting and consulting fees as well as other administrative costs incurred to support our worldwide growth. Americas' general and administrative expenses, which includes corporate headquarters costs, increased 206% from $2.1 million to $6.6 million, EMEA general and administrative expenses increased 25% from $1.2 million to $1.5 million and APAC general and administrative expenses increased 203% from $147,000 to $445,400. We expect general and administrative expenses to generally decrease in the future as a percentage of revenues as a result of our April 2001 restructuring.

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

Amortization expense decreased from $10.9 million for the three months ended March 31, 2000 to $6.9 million for the three months ended March 31, 2001, as a result of the intangibles impairment charge we recorded in the fourth quarter of 2000. As of March 31, 2001 Mercator had net intangible assets of $74.6 million as compared to $142.3 million one year ago. The $74.6 million net intangible asset balance at March 31, 2001 will be fully amortized by February 2004.

OTHER INCOME (EXPENSE), NET

Total other income (expense), net decreased from $154,000 for the three months ended March 31, 2000 to $38,000 for the three months ended March 31, 2001, primarily due to the conversion of interest bearing investments to cash to support operations as well as an increase in borrowing costs due to the expensing of origination fees relating to the Fleet Bank $20 million credit line facility that was terminated in March 2001.

TAXES

The provision for income taxes was $1.9 million for the quarter ended March 31, 2001 as compared to $2.1 million for the same period in 2000. The provision for income taxes is based on the anticipated effective tax rates and taxable income for the full year taking into account each jurisdiction in which the Company operates. The difference between the company's effective tax rate and the U.S. statutory rate is primarily attributable to $5.8 million of non-deductible goodwill amortization and the effect of certain expected foreign taxable losses for the quarter ended March 31, 2001 and $8.9 million of non-deductible goodwill amortization for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2001 we had net working capital of $10.7 million, which included cash and marketable securities of $13.5 million compared to net working capital of $39.7 million, including cash and marketable securities of $19.3 million, at March 31, 2000. Net working capital at December 31, 2000 was $23.4 million including cash and marketable securities of $21.7 million. The $13 million decrease in working capital from December 31, 2000 was caused primarily by an $8 million decrease in cash and marketable securities and a $5 million decrease in net accounts receivable.

Net accounts receivable were $33.5 million at March 31, 2001 compared to $40.2 million at March 31, 2000. Net accounts receivable decreased $5.4 million from $38.9 million at December 31, 2000 due primarily to an $11 million decrease in consecutive quarter revenues partially offset by a $2.5 million increase in deferred revenue during the quarter as well as the timing of collections from customers because of the softening economy. Consequently, the number of days sales in net accounts receivable increased from 89 at December 31, 2000 to 107 at March 31, 2001.

Operating activities used net cash of $8.1 million during the quarter ended March 31, 2001 compared to providing net cash of $3.9 million during the quarter ended March 31, 2000. Of the $21 million net loss for the quarter ended March 31, 2001, $8 million resulted from non-cash expenses, primarily intangibles amortization and depreciation. The cash used to fund the remaining $13 million loss was offset by cash provided by a $2.5 million increase in deferred revenue and a $2.5 million increase in accounts payable. For the quarter ended March 31, 2000 the net loss of $11.5 million was caused primarily by $12 million of intangibles amortization and depreciation and a $2 million tax provision, neither of which consumed any cash.

Investing activities consumed cash of $590,000 during the quarter ended March 31, 2001 compared to $550,000 during the quarter ended March 31, 2000. 2001 activities included a $1.9 million net investment in furniture, fixtures and equipment, a $1.5 million increase in the restricted collateral deposit in connection with the new headquarters facility lease partially offset by a $2.8 million liquidation of investments in marketable securities. 2000 activities included a $2.0 million net investment in furniture, fixtures and equipment offset by a $1.5 million liquidation of investments in marketable securities.

Financing activities generated cash of $3.4 million during the quarter ended March 31, 2001 compared to $3.2 million during the quarter ended March 31, 2000. In the quarter ended March 31, 2001 we generated cash of $2 million from the sale of restricted common stock and $1.4 million from employee stock plan purchases. In the quarter ended March 31, 2000 we generated cash of $2.0 million from employee stock option exercises and $1.2 million from employee stock plan purchases.

In March 2001 the $20 million line of credit agreement with Fleet Bank was terminated. Since inception no amounts were borrowed under this agreement.

Capital expenditures have been, and future capital expenditures are anticipated to be primarily for facilities, computer equipment and software to support the expansion our operations. Certain computer equipment used in development activities may be available through operating leases. In January 2001, pursuant to the new headquarters lease agreement, we increased the letter of credit to $2.5 million and the related restricted collateral deposit to $3.0 million. As of March 31, 2001 we had commitments for capital expenditures of approximately $1.0 million through September 2001.

We believe our current cash and cash equivalent balances, combined with net cash generated from operations should be sufficient to meet anticipated needs for working capital and capital expenditures by December 31, 2001. However, due in part to first quarter revenue softness, there could be a shortfall in cash during the year. Accordingly, we signed a commitment letter with Silicon Valley Bank in April 2001 for a $15 million line of credit secured by certain receivables. In addition, on April 30, 2001 we completed a strategic restructuring and reorganization, which eliminated 170 full-time positions. These staffing reductions will result in approximately $2 million in severance costs for the quarter ending June 30, 2001, but are designed to reduce cash used in operations by approximately $1.5 million per month beginning in July 2001. We also believe the need for future capital expenditures will be reduced as we upgrade older equipment with newer equipment available from the reorganization. We are currently seeking to sublease the new headquarters space and other surplus office space to third parties.

We are exploring other financing alternatives in the event cash needs are greater than that which is available through operations and the credit line. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Therefore, there can be no assurance that such financing will be available in amounts or on terms acceptable to us, or at all. The sale of additional equity or equity-related securities would result in additional dilution to our stockholders.

CONVERSION TO A SINGLE EUROPEAN CURRENCY

We generate revenues in a number of foreign countries. However, as the majority of foreign license contracts are denominated in US dollars, we do not expect conversion to a single European currency to have a material impact on our financial results.

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

We have taken and expect to continue to take remedial measures to address the recent slowdown in the market for our Mercator products which could have long-term effects on our business.

We have taken and expect to continue to take remedial measures to address the recent slowdown in the market for our Mercator products. In particular, we have reduced our workforce and reduced our planned capital expenditure and expense budgets. These measures will reduce our expenses in the face of decreased revenues due to decreased customer orders. However, each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, and making it more difficult for us to respond to customers.

Investors, customers and vendors may react adversely to change in our company.

Our success depends in large part on the support of investors, key customers and vendors who may react adversely to changes in our company since the restatement of our first quarter 2000 earnings and the adjustment to previously disclosed second quarter 2000 results. Many members of our senior management have joined us since August 2000. It will take time and resources for these individuals to effect change within our organization and during this period our vendors and customers may re-examine their willingness to do business with us. If we are unable to retain and attract our existing and new customers and vendors, our business, operating results and financial condition could be materially adversely affected.

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

We are exposed to general economic conditions.

As a result of recent unfavorable economic conditions and reduced capital spending, software licensing revenues have declined as a percentage of our total revenues. In particular, sales to e-commerce and internet businesses, value added resellers and independent software vendors were impacted during the first fiscal quarter of 2001. If the economic conditions in the United States worsen, or if a wider global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

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

    .   changing customer requirements: and

    .   the availability of cash to fund development.

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

Even if we successfully expand our indirect distribution channels, any new value added resellers, independent software vendors, system integrators or distributors may offer competing products, or have no minimum purchase requirements of our products. These third parties may also not have the technical expertise required to market and support our products successfully. If the third parties do not provide adequate levels of services and technical support, our customers could become dissatisfied, and we may have to devote additional resources for customer support. Our brand name and reputation could be harmed. Selling products through indirect sales channels could cause conflicts with the selling efforts of our direct sales force.

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

Our business has grown in recent periods, with total revenues increasing from approximately $16.1 million in 1995 to $138.3 million in 2000. We acquired certain assets of Software Consulting Partners in November 1998 and acquired Braid Group Ltd. in March 1999, and Novera Software, Inc. in September 1999. The growth of our business has placed, and is expected to continue to place, a strain on our administrative, financial, sales and operational resources and increased demands on our systems and controls.

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

Securities Litigation

As is outlined below in Part II, Item 1, after the restatement of our first quarter 2000 earnings and the adjustment to previously disclosed second quarter 2000 results, the Company was named in a series of similar purported securities class action lawsuits. These lawsuits have now been consolidated into one matter. The amended complaint in the consolidated matter alleges violations of United States federal securities law through alleged material misrepresentations and omissions and seeks an unspecified award of damages. We believe that the allegations in the amended complaint are without merit and we intend to contest them vigorously. However, there can be no guarantee as to the ultimate outcome as to this pending litigation matter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of operations, our financial position and cash flows are subject to a variety of risks, which include market risks associated with changes in foreign currency exchange rates and movement in interest rates. We do not, in the normal course of business, use derivative financial instruments for trading or speculative purposes. Uncertainties that are either non-financial or non-quantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks.

Foreign Currency Exchange Rates

Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the quarter ended March 31,2001, 43% of our total revenue was generated from our international operations, and the net assets of our foreign subsidiaries totaled approximately 70% of consolidated net assets as of March 31, 2001. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in the United Kingdom, France, Germany, Singapore, Hong Kong, and Australia. These foreign subsidiaries use local currencies as their functional currency, as sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar. We do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that this approach will be successful, especially in the event of a sudden and significant decline in the value of foreign currencies relative to the United States dollar.

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

We classify our investment instruments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (SFAS No. 115). Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Changes in interest rates could impact our anticipated interest income or could impact the fair market value of our investments. However, we believe these changes in interest rates will not cause a material impact on our financial position, results of operations or cash flows.

PART II  - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On or about February 1, 2000, Mercator was named as a defendant and served with a complaint in an action entitled Carpet Co-Op of America Association, Inc., and FloorLINK, L.L.C. v. TSI International Software, Ltd., Civil Action No. 00CC-0231, pending in the Circuit Court of St. Louis County, Missouri (the "Missouri Action"). The complaint includes counts for breach of contract, fraud and negligent misrepresentation in connection with certain software implementation work provided under contract by Mercator. The plaintiffs allege that Mercator failed to provide and implement certain software products and designs within an alleged time requirement and misrepresented Mercator's ability to implement the products within that timeframe. The complaint seeks an unspecified damage amount in excess of $2 million. On or about March 30, 2000, plaintiffs in the Missouri Action filed an amended complaint adding a claim of negligence in connection with the contract. On April 10, 2000, Mercator filed a motion to dismiss the Missouri Action in its entirety, which currently is pending. On March 30, 2001 the Missouri Court heard oral argument on the motion. Mercator believes that the allegations in the amended complaint in the Missouri Action are without merit and intends to contest them vigorously.

On March 30, 2000, Mercator filed an action entitled TSI International Software, Ltd. (d/b/a Mercator Software Inc.) v. Carpet Co-op of America Association, Inc. and FloorLink, LLC, Civil Action No. 300-CV-603 (SRU), in the United States District Court for the District of Connecticut (the "Connecticut Action"). The Connecticut Action asserts claims for copyright infringement, trademark infringement, unfair competition, misappropriation of trade secrets, breach of contract, fraud, unjust enrichment and violation of the Connecticut Unfair Trade Practices Act, in connection with the software implementation project at issue in the Missouri Action. The Mercator complaint in the Connecticut Action alleges that the defendants have failed to pay the more than $1.7 million still owed to Mercator under the contract, and that, during the course of the project, the defendants fraudulently misappropriated certain of Mercator's copyrighted software, trademarks and other software implementation related secrets. On May 9, 2000, the court in the Connecticut Action entered a Stipulated Injunction barring the defendants from using, copying or disclosing any of Mercator's copyrighted software, trademarks or other trade secrets or proprietary information. On May 12, 2000, the defendants filed a motion to dismiss the Connecticut Action. On December 15, 2000, the court in the Connecticut Action denied the defendants' motion to dismiss insofar as it related to Mercator's federal claims and, on March 21, 2001, the Connecticut Court denied the motion to dismiss as to the state law claims. On April 4, 2001, defendants filed an answer to Mercator's complaint along with counterclaims asserting substantially the same claims as those asserted in the Missouri Action. On May 1, 2001, Mercator filed a motion to dismiss defendants' counterclaims for fraud, negligent misrepresentation, and negligence and to strike defendants' prayers for consequential and punitive damages. The Connecticut Court has not yet ruled on Mercator's motion and no hearing has been set. Mercator believes that the allegations in defendants' counterclaims are without merit and intends to contest them vigorously.

Between August 23, 2000 and September 21, 2000 a series of fourteen purported securities class action lawsuits were filed in the United States District Court for the District of Connecticut, naming as defendants Mercator, Constance Galley and Ira Gerard. Kevin

McKay was also named as a defendant in nine of these complaints. On or about November 24, 2000, these lawsuits were consolidated into one lawsuit captioned:
In re Mercator Software, Inc. Securities Litigation, Master File No. 3:00-CV-1610 (GLG). The lead plaintiffs purport to represent a class of all persons who purchased Mercator's common stock from April 20, 2000 through and including August 21, 2000. Each complaint in the new consolidated action alleges violations of Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and seeks an unspecified award of damages. On January 26, 2001 the lead plaintiffs filed an amended complaint in the consolidated matter with substantially the same allegations. Named as defendants in the amended complaint are Mercator, Constance Galley and Ira Gerard. The amended complaint in the consolidated action alleges violations of Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and seeks an unspecified award of damages. Mercator filed a motion to dismiss the amended complaint on March 12, 2001. The lead plaintiffs filed an opposition to Mercator's motion to dismiss on or about April 18, 2001, and Mercator filed its reply brief on May 7, 2001. Mercator believes that the allegations in the amended complaint are without merit and intends to contest them vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2001 the Company issued for fair market value 228,180 shares of its common stock, $.01 par value, to Mitsui & Co., Ltd. for $2.0 million in cash. For this sale the Company relied upon Section 4(2) of the Securities Act of 1933. These proceeds were used for general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a. List of Exhibits

Exhibit        Description of Exhibit
-------        ----------------------

10.1 Employment Agreement dated as of January 16, 2001 between Registrant and Roy C. King/(1)/

10.2 Lease Agreement dated as of January 29, 2001 between Registrant and CDR Federal LLC/(1)/
----

    (1) Previously filed as an exhibit to Mercator Software's current Annual Report on Form 10-K filed on March 30, 2001 and incorporated herein by reference.

b. Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MERCATOR SOFTWARE, INC.

Dated: May 15, 2001             By  /s/ Roy C. King
                                    ---------------
                                        Roy C. King

                                   President, Chief Executive Officer and
                                   Chairman of the Board of Directors

Dated: May 15, 2001             By  /s/ Richard M. Applegate
                                    ------------------------
                                        Richard M. Applegate

                                   Senior Vice President, Chief Financial
                                   Officer and Treasurer

                                 Exhibit Index

a. List of Exhibits

Exhibit           Description of Exhibit
-------           ----------------------

10.1 Employment Agreement dated as of January 16, 2001 between Registrant and Roy C. King/(1)/

10.2 Lease Agreement dated as of January 29, 2001 between Registrant and CDR Federal LLC/(1)/
----

    (1) Previously filed as an exhibit to Mercator Software's current Annual Report on Form 10-K filed on March 30, 2001 and incorporated herein by reference.