Form 10-Q
period 2001-06-30
MERCATOR SOFTWARE INC
filed 2001-08-14
CIK 1039276

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
      ____________.

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

|X| Yes  |_| No

As of July 31, 2001, Registrant had 30,386,592 outstanding shares of Common Stock $.01 par value.

                             MERCATOR SOFTWARE, INC.

TABLE OF CONTENTS

                                                                            PAGE
PART I   FINANCIAL INFORMATION

ITEM 1   Consolidated Condensed Financial Statements

         Consolidated Balance Sheets as of June 30, 2001 (unaudited)
         and December 31, 2000                                                3

         Consolidated Statements of Operations for the Three and Six
         Months Ended June 30, 2001 (unaudited) and 2000 (unaudited)          4

         Consolidated Condensed Statements of Cash Flows for the Six
         Months Ended June 30, 2001 (unaudited) and 2000 (unaudited)          5

         Notes to Consolidated Condensed Financial Statements                 6

ITEM 2   Managements' Discussion and Analysis of Financial Condition and
         Results of Operations                                               10

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk          24

PART II  OTHER INFORMATION

ITEM 1   Legal Proceedings                                                   25

ITEM 2   Changes in Securities and Use of Proceeds                           25

ITEM 4   Submission Of Matters To Vote Of Security Holders                   26

ITEM 6   Exhibits and Reports on Form 8-K                                    27

SIGNATURES                                                                   28

                             MERCATOR SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                  June 30,   December 31,
                                                                                                    2001         2000
                                                                                                -----------  ------------
                                                                                                (unaudited)
ASSETS:
Current assets:
Cash and cash equivalents                                                                        $   6,158    $  18,327
Marketable securities                                                                                   --        3,420
Accounts receivable, less allowances of $4,340 and $3,616                                           30,148       38,920
Prepaid expenses and other current assets                                                            4,878        3,626
Deferred tax assets                                                                                     77        3,181
                                                                                                 ---------    ---------
   Total current assets                                                                             41,261       67,474

Furniture, fixtures and equipment, net                                                              10,959       10,007
Intangible assets, net                                                                              67,689       81,578
Restricted collateral deposits and other assets                                                      3,350        1,832
                                                                                                 ---------    ---------
Total assets                                                                                     $ 123,259    $ 160,891
                                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                                 $   8,185    $   6,706
Accrued expenses and other current liabilities                                                      17,125       19,532
Current portion of deferred revenue                                                                 21,011       17,825
                                                                                                 ---------    ---------
   Total current liabilities                                                                        46,321       44,063

Long-term deferred tax liability                                                                     2,377        3,777
Deferred revenue, less current portion                                                               1,329          976
Other long term liabilities                                                                          2,472          669
                                                                                                 ---------    ---------
   Total liabilities                                                                                52,499       49,485
                                                                                                 ---------    ---------

Stockholders' equity:
Convertible preferred stock: $.01 par value; authorized 5,000,000 shares, no shares
  issued and outstanding                                                                                --           --
Common Stock: $.01 par value; authorized 190,000,000 shares; issued and outstanding 30,379,092
  shares and 29,846,902 shares                                                                         304          298
Additional paid-in capital                                                                         231,963      228,035
Accumulated deficit                                                                               (158,111)    (114,760)
Accumulated other comprehensive loss                                                                (3,152)      (1,761)
Deferred compensation                                                                                 (244)        (406)
                                                                                                 ---------    ---------
   Total stockholders' equity                                                                       70,760      111,406
                                                                                                 ---------    ---------

Total liabilities and stockholders' equity                                                       $ 123,259    $ 160,891
                                                                                                 =========    =========

     See accompanying notes to consolidated condensed financial statements.

                             MERCATOR SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                               --------------------    --------------------
                                                 2001        2000        2001        2000
                                               --------    --------    --------    --------
Revenues:
   Software licensing                          $ 13,009    $ 20,397    $ 24,531    $ 38,704
   Services                                       7,613       8,916      16,279      15,513
   Maintenance                                    8,540       6,383      16,486      12,731
                                               --------    --------    --------    --------
     Total revenues                              29,162      35,696      57,296      66,948
                                               --------    --------    --------    --------

Cost of revenues:
   Software licensing                               364         368         601         653
   Services                                       6,505       5,866      13,878      11,390
   Maintenance                                    1,852       1,465       3,641       3,068
                                               --------    --------    --------    --------
     Total cost of revenues                       8,721       7,699      18,120      15,111
                                               --------    --------    --------    --------

Gross profit                                     20,441      27,997      39,176      51,837

Operating expenses:
   Product development                            5,324       5,120      10,570      10,209
   Selling and marketing                         17,143      17,378      33,951      31,160
   General and administrative                     7,933       4,832      16,529       8,362
   Amortization of intangibles                    6,945      12,251      13,889      23,228
   Restructuring charge                           5,318          --       5,318          --
                                               --------    --------    --------    --------
     Total operating expenses                    42,663      39,581      80,257      72,959
                                               --------    --------    --------    --------

Operating loss                                  (22,222)    (11,584)    (41,081)    (21,122)

Other income, net                                   114         139         152         294
                                               --------    --------    --------    --------

Loss before income taxes                        (22,108)    (11,445)    (40,929)    (20,828)

Provision for income taxes                          555       6,343       2,422       8,457
                                               --------    --------    --------    --------

Net loss                                       $(22,663)   $(17,788)   $(43,351)   $(29,285)
                                               ========    ========    ========    ========

Net loss per share-Basic and Diluted           $  (0.75)   $  (0.61)   $  (1.44)   $  (1.02)
Weighted average number of common and common
  equivalent shares outstanding:
     Basic and Diluted                           30,288      29,100      30,118      28,653

     See accompanying notes to consolidated condensed financial statements.

                             MERCATOR SOFTWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Six Months        Six Months
                                                                                   Ended             Ended
                                                                               June 30, 2001     June 30, 2000
                                                                               -------------     -------------
Cash flows from operating activities:
   Net cash (used in) provided by operating activities                           $(11,463)         $  3,013

Cash flows from investing activities:
   Purchase of furniture, fixtures and equipment                                   (3,909)           (3,325)
   Sales of marketable securities                                                   3,420             1,403
   Restricted collateral deposits and other                                        (1,480)             (155)
                                                                                 --------          --------
      Net cash used in investing activities                                        (1,969)           (2,077)
                                                                                 --------          --------

Cash flows from financing activities:
   Payments under capital leases                                                     (224)               --
   Proceeds from exercise of stock options                                            199             2,685
   Proceeds from issuance of stock under Employee Stock Purchase Plan               1,374             1,191
   Proceeds from issuance of shares of restricted stock, net of expenses            1,635                --
   Proceeds from issuance of warrants                                                 167                --
                                                                                 --------          --------
        Net cash provided by financing activities                                   3,151             3,876
                                                                                 --------          --------

Effect of exchange rate changes on cash and cash equivalents                       (1,888)             (821)
                                                                                 --------          --------

   Net change in cash                                                             (12,169)            3,991
   Cash at the beginning of period                                                 18,327             9,237
                                                                                 --------          --------

   Cash at end of period                                                         $  6,158          $ 13,228
                                                                                 ========          ========

Supplemental information:
Cash paid for:
   Interest                                                                          $112               $29
   Income taxes                                                                       $65              $659

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

Reference should be made to Mercator Software, Inc. ("Mercator" or "the Company") 2000 Annual Report on Form 10-K, which includes audited financial statements for the year ended December 31, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

(2) STOCK ACTIVITIES

In January 2001 the Company issued for fair market value 228,180 shares of its restricted common stock, $.01 par value, to Mitsui & Co., Ltd. for $2.0 million in cash. In May 2001 the Company incurred an advisory fee of $365,000 to a third party in connection with this restricted stock sale. The total advisory fee was charged against additional paid-in capital to reflect the reduction in proceeds from the restricted stock sale.

On May 17, 2001, the Equity Incentive Stock Option plan was amended to increase the number of options Mercator may grant to its employees from 6,700,000 to 9,700,000 shares.

In June 2001, in connection with a secured credit facility, the Company issued a warrant to Silicon Valley Bank to purchase 220,000 shares of common stock at $4.00 per share. The number of shares that may be purchased with this warrant, along with the exercise price, are subject to adjustment based on certain anti-dilution provisions in the warrant agreement. In addition, the shares of common stock related to the warrant have certain registration rights. This warrant expires in June 2008. The fair value of this warrant was determined to be approximately $310,000 using the Black-Scholes pricing model and was charged to prepaid expenses as a loan origination fee and credited to additional paid-in capital in June 2001; the prepaid loan origination fee will be amortized to operations over the one year term of the secured credit facility agreement.

In June 2001 the Company issued a warrant to purchase 101,694 shares of common stock at $4.00 per share in payment of $132,000 in advisory fees to a third party in connection with a strategic partnership agreement. This warrant expires in June 2004.

In June 2001 the Company also issued a warrant to purchase 30,000 shares of common stock at $10.00 per share as payment for approximately $35,000 in certain advisory fees from a third party incurred and recorded in December 2000. This warrant expires in December 2002.

(3) COMPREHENSIVE LOSS

Mercator applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires Mercator to report comprehensive income (loss) in its financial statements, in addition to its net income. Comprehensive income (loss) includes all changes in equity during a period from non-owner sources. Mercator's comprehensive (loss) consists of net income (loss) and foreign currency translation adjustments. Total comprehensive (loss) was ($23.6 million) and ($18.5 million) for the three months ended June 30, 2001 and 2000, respectively, and ($44.7 million) and ($30.7 million) for the six months ended June 30, 2001 and 2000, respectively.

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

Diluted loss per share has not been presented separately in the statements of operations as the outstanding stock options and warrants are anti-dilutive for the periods reported. Common stock equivalents accounted for under the treasury stock method were 100,157 and 3,160,541 for the three months ended June 30, 2001 and 2000, respectively, and 661,039 and 3,676,956 for the six months ended June 30, 2001 and 2000, respectively.

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

(6) RESTRUCTURING CHARGE

During the second quarter of 2001, the Company restructured its operations to strategically align its personnel with its product and market strengths. Consequently, the Company incurred a restructuring charge of $5.3 million, which consists of $2.9 million to accrue for losses related to leased space no longer required due to the reduction in the workforce and $2.4 million in severance-related costs. The Company announced that the restructuring eliminated 170 full-time positions in sales, marketing, development, services and administration. 168 of these employees were terminated as of April 30, 2001. During the second quarter of 2001, $1.1 million of severance benefits were paid and charged against the restructuring liability. At June 30, 2001 $2.6 million of the unpaid restructuring charge was included in accrued expenses and other current liabilities and $1.6 million was included in other long-term liabilities.

(7) LONG-TERM DEBT

In March 2001 the $20 million line of credit agreement with Fleet Bank was terminated. Since inception no amounts were borrowed under this agreement. All remaining loan origination fees related to this agreement were charged against net interest income.

In June 2001 the Company finalized a $15 million credit facility with Silicon Valley Bank. This facility is secured by certain receivables and will be capped at $10 million until the Company generates positive EBITDA in a fiscal quarter. Once this event occurs and the Company continues to generate positive EBITDA, the facility should remain at $15 million. The facility requires the Company to comply with certain financial and other affirmative covenants, including issuing either equity or subordinated debt resulting in net proceeds to the Company of at least $5.0 million by September 30, 2001. Accordingly, the Company has engaged an investment banker to help it accomplish this capitalization event. In connection with this facility, the Company granted Silicon Valley Bank a warrant to purchase 220,000 shares of common stock at an exercise price of $4.00 per share. The number of shares subject to this warrant, along with the exercise price, are subject to adjustment based on certain anti-dilution provisions in the warrant agreement. In addition, the shares of common stock related to the warrant have certain registration rights. This warrant expires in June 2008. Loan origination fees of approximately $0.4 million, including the fair value of the warrant, have been charged to prepaid expenses and will be amortized as interest expense over the one year term of the facility. As of August 14, 2001 the Company has not had to borrow against this facility.

(8) SEGMENT INFORMATION

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

Prior to January 1, 2001 the Company classified its business activities into two reportable segments: Domestic and International. Effective January 1, 2001, the Company restructured its operations into three reportable segments: Americas (North America, Central and South America) including corporate, EMEA (Europe, Middle East & Africa) and APAC (Asia Pacific). Prior period segment data has been restated to conform to this presentation. Information regarding the Company's operations in these three segments is set forth below (in thousands). There are no significant corporate overhead allocations or intersegment sales or transfers between the segments for the periods presented.

                                                                Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
                                                               --------------------    --------------------
                                                                 2001        2000        2001        2000
                                                               --------    --------    --------    --------
Revenue:
   Americas                                                    $ 19,629    $ 22,092    $ 35,681    $ 41,108
   EMEA                                                           8,347      12,315      19,619      23,460
   APAC                                                           1,186       1,289       1,996       2,380
                                                               --------    --------    --------    --------
     Total                                                     $ 29,162    $ 35,696    $ 57,296    $ 66,948
                                                               ========    ========    ========    ========

 Operating income (loss) before amortization of intangibles:
   Americas (including corporate)                              $(11,294)   $ (1,640)   $(21,327)   $ (1,908)
   EMEA                                                          (3,933)      1,842      (5,286)      3,317
   APAC                                                             (50)        465        (579)        697
                                                               --------    --------    --------    --------
        Total                                                   (15,277)        667     (27,192)      2,106
Amortization of intangibles                                      (6,945)    (12,251)    (13,889)    (23,228)
Other income, net                                                   114         139         152         294
Provision for income taxes                                          555       6,343       2,422       8,457
                                                               --------    --------    --------    --------

Net loss                                                       $(22,663)   $(17,788)   $(43,351)   $(29,285)
                                                               ========    ========    ========    ========

Total assets:                                             As of June 30,
                                                          --------------
                                                     2001                 2000
                                                   --------             --------
Americas                                           $ 33,676             $ 97,115
EMEA                                                 87,225              129,939
APAC                                                  2,358                2,382
                                                   --------             --------
                                                   $123,259             $229,436
                                                   ========             ========

(9) INCOME TAXES

During the second quarter of 2001, the Company determined that taxable income for the full year of 2001 is unlikely to be sufficient to support the full value of the U.S. federal deferred tax assets. As a result, for the quarter ended June 30, 2001, a full valuation allowance was established on the U.S. federal deferred tax assets.

(10) COMMITMENTS AND CONTINGENCIES

The Company, its former chief executive officer and former chief financial officer have been named as defendants in several private securities class action lawsuits. The complaints allege violations of United State federal securities law. Mercator believes that the allegations in the complaints are without merit and intends to contest them vigorously. However, there can be no guarantee as to the ultimate outcome as to these pending litigation matters. See Item 1 in Part II of this filing for further information.

(11) RECENT ACCOUNTING PRONOUNCEMENTS

During July 2001 the Financial Accounting Standards Board (FASB) issued Statements No. 141, "Business Combinations," (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets," (SFAS 142).

SFAS 141, addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Statement also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.

The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement is not expected to have a material effect on the Company's financial position or results of operations.

SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets" and addresses financial accounting and reporting for acquired goodwill and other intangible assets. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under Statement 142 goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of Statement 141, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under Statement 141 will be reclassified to goodwill. Companies are required to adopt Statement 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of Statement 142, companies will be required to perform a transitional goodwill impairment assessment. SFAS 142 is expected to have a material effect upon the Company's results of operations, however, the extent of the impact has not been determined as of June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. When used in the filing, the words "assume," "project," "should," "could," "may," "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to Mercator are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Factors That may Affect Future Results" and elsewhere in this document.

OVERVIEW

The Company was incorporated in Connecticut in 1985 as TSI International Software Ltd. and reincorporated in Delaware in September 1993. We completed our initial public offering in July 1997 and a secondary offering in June 1998. We changed our name to Mercator Software, Inc. effective April 3, 2000.

Mercator provides comprehensive business integration software solutions to customers around the world. In April 2001 we initiated a corporate restructuring to strategically align our personnel and operations with our differentiated product and market strengths. We now align the sale of our business integration solutions to leading global enterprises in four select vertical markets: (i) financial services, (ii) product intensive enterprises focused on integration of processes and systems with customers, suppliers, distributors and trading partners, (iii) telecommunications, utilities and energy, and (iv) healthcare. We sell our solutions through a direct sales force organized into three global geographic regions: Americas (North America, Central and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). We also use strategic business partners, such as global systems integrators and value-added resellers, to distribute our industry-specific solutions to their clients.

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

Although not indicative in our current quarter and year-to-date results, we believe that software licensing revenues should account for a larger portion of total revenues in the future than services and maintenance revenues. We intend to continue to increase the scope of service offerings insofar as it supports the growth of software licensing revenues. We derive maintenance revenues from initial software licensing contracts as well as the renewal of technical support arrangements related to these contracts.

The size of orders can range from a few thousand dollars to over $3.0 million per order. The loss or delay of large individual orders, therefore, can have a significant impact on revenue and other quarterly results. In addition, we generally recognize a substantial portion of our quarterly software licensing revenues in the last month of each quarter, and as a result, revenue for any particular quarter may be difficult to predict in advance. Because operating expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by increased revenue, operating results would be materially and adversely impacted. As a result of these and other factors, operating results for any quarter are subject to variation, and period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:

                                               Three Months Ended   Six Months Ended
                                                    June 30,            June 30,
                                               ------------------   ----------------
                                                 2001      2000      2001      2000
                                                -----     -----     -----     -----
Revenues:
   Software licensing                            44.6%     57.1%     42.8%     57.8%
   Services                                      26.1      25.0      28.4      23.2
   Maintenance                                   29.3      17.9      28.8      19.0
                                                -----     -----     -----     -----
      Total revenues                            100.0     100.0     100.0     100.0
                                                -----     -----     -----     -----

Cost of revenues:
   Software licensing                             1.2       1.0       1.0       1.0
   Services                                      22.3      16.4      24.2      17.0
   Maintenance                                    6.4       4.2       6.4       4.6
                                                -----     -----     -----     -----
      Total cost of revenues                     29.9      21.6      31.6      22.6
                                                -----     -----     -----     -----

Gross profit                                     70.1      78.4      68.4      77.4
                                                -----     -----     -----     -----

Operating expenses:
   Product development                           18.3      14.3      18.4      15.2
   Selling and marketing                         58.8      48.7      59.2      46.5
   General and administrative                    27.2      13.6      28.8      12.5
   Amortization of intangibles                   23.8      34.3      24.2      34.7
   Restructuring charge                          18.2        --       9.3        --
                                                -----     -----     -----     -----
      Total operating expenses                  146.3     110.9     139.9     108.9
                                                -----     -----     -----     -----

Operating loss                                  (76.2)    (32.5)    (71.5)    (31.5)
Other income, net                                  .4        .4        .3        .4
                                                -----     -----     -----     -----

Loss before income taxes                        (75.8)    (32.1)    (71.2)    (31.1)
Provision for income taxes                        1.9      17.8       4.2      12.6
                                                -----     -----     -----     -----

Net Loss                                        (77.7)%   (49.9)%   (75.4)%   (43.7)%
                                                =====     =====     =====     =====

Gross profit (as percent of related revenue):
   Software licensing                            97.2%     98.2%     97.6%     98.3%
   Services                                      14.6%     34.2%     14.7%     26.6%
   Maintenance                                   78.3%     77.0%     77.9%     75.9%

THE QUARTER ENDED JUNE 30, 2001 COMPARED WITH THE QUARTER ENDED JUNE 30, 2000

During the second quarter of 2001 we incurred a net (loss) of ($22.7 million) compared to a net (loss) of ($17.8 million) in the second quarter of 2000. Second quarter operating (loss) was ($22.2 million) in 2001 compared to ($11.6 million) in the same period of 2000. Our second quarter operating income (loss) excluding amortization of intangibles and a restructuring charge was ($10.0 million) in 2001 compared to $0.7 million in the second quarter of 2000. This $10.7 million decrease was the result of a $7.6 million decrease in gross profit and increased general and administrative expenses of $3.1 million. The decline in gross profit was primarily due to a $7.4 million decline in software licensing revenues. Our general and administrative expenses reflect certain incremental expenses and reorganization costs, incurred beginning in the third quarter of 2000, but which we believe should decline beginning in the fourth quarter of 2001. The restructuring charge was incurred in connection with our efforts in the second quarter to strategically align our personnel and operations with our product and market strengths.

REVENUES

Total Revenues. Our revenues are derived principally from three sources: (i) license fees for the use of our software products, (ii) fees for consulting services and training and (iii) fees for maintenance and technical support. Total revenues decreased 18% to $29.2 million in the second quarter of 2001 from $35.7 million in the same period in 2000. However, second quarter 2001 revenues increased $1.1 million from $28.1 million in the first quarter of 2001.

Software Licensing. Total software licensing revenues decreased 36% from $20.4 million for the three months ended June 30, 2000 to $13.0 million for the three months ended June 30, 2001. Continued weak economic conditions and customers delaying purchasing decisions on larger deals negatively impacted software licensing revenues in each region. Americas' licensing revenues decreased 25% from $13.2 million to $9.9 million, EMEA licensing revenues decreased 60% from $6.2 million to $2.5 million and APAC licensing revenues decreased 27% from $928,000 to $673,000.

Services. Services revenues decreased 15% from $8.9 million for the three months ended June 30, 2000 to $7.6 million for the three months ended June 30, 2001 primarily due to reduced service opportunities in connection with the lower level of software licensing revenues. Americas' services revenues decreased 14% from $5.0 million to $4.3 million, EMEA services revenues decreased 17% from $3.8 million to $3.1 million and APAC services revenues increased 14% from $186,000 to $212,000.

Maintenance. Maintenance revenues increased 34% from $6.4 million for the three months ended June 30, 2000 to $8.5 million for the three months ended June 30, 2001. This growth is consistent with the growth in the worldwide customer base and the related renewals of annual maintenance contracts. Americas' maintenance revenues increased 42% from $3.9 million to $5.5 million, EMEA maintenance revenues increased 18% from $2.3 million to $2.7 million and APAC maintenance revenues increased 73% from $174,000 to $301,000.

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

Cost of Software Licensing. Total software licensing costs decreased 1% from $368,000 for the three months ended June 30, 2000 to $364,000 for the three months ended June 30, 2001. This decrease is consistent with lower delivery costs connected with fewer software shipments and expanded electronic transmission of our software over the internet. Software licensing gross margin declined marginally from 98% for the three months ended June 30, 2000 to 97% for the three months ended June 30, 2001.

Cost of Services. Total cost of services increased 11% from $5.9 million for the three months ended June 30, 2000 to $6.5 million for the three months ended June 30, 2001. This increase was due primarily to the growth in the number of services personnel on staff over the past year. As a result of the decline in services revenues noted above, we reduced the number of services personnel as part of restructuring activities in the current quarter. However, as these cost reductions may not take full effect until the third quarter, total services gross margin decreased from 34% for the three months ended June 30, 2000 to 15% for the three months ended June 30, 2001. Services gross margin for Americas decreased from 35% to 6% due primarily to the redeployment of technical staff to the services department, related training costs and lower productivity rates. Services gross margin for EMEA decreased from 36% to 29% primarily due to reduced billable work assignments. Services gross margin for APAC decreased from (16%) to (30%) due primarily to the addition of services personnel in advance of billable work assignments.

Cost of Maintenance. Total cost of maintenance increased 26% from $1.5 million for the three months ended June 30, 2000 to $1.9 million for the three months ended June 30, 2001 as we added resources to support our increased customer base worldwide. Total maintenance gross margin increased marginally from 77% for the three months ended June 30, 2000 to 78% for the three months ended June 30, 2001. Maintenance gross margin increased from 73% to 80% in the Americas, decreased from 82% to 76% in EMEA and decreased from 99% to 61% in APAC.

OPERATING EXPENSES

Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products. These expenses consist primarily of salaries, recruiting, other personnel-related costs, depreciation of development equipment, supplies, travel, allocated facilities and allocated communication costs.

Total product development expenses increased 4% from $5.1 million for the three months ended June 30, 2000 to $5.3 million for the three months ended June 30, 2001. Americas' development expenses increased 5% from $3.7 million to $3.9 million, EMEA development expenses remained flat at $1.4 million and APAC had no development expenses in either year.

We believe that a significant level of research and development expenditures is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to research and development. We expect that the dollar amount of research and development expenses should continue to increase. To date, all research and development expenditures have been expensed as incurred.

Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product literature, allocated facilities and allocated communications costs.

Total selling and marketing expenses decreased marginally from $17.4 million for the three months ended June 30, 2000 to $17.1 million for the three months ended June 30, 2001. This decrease reverses the prior trend of continued increased selling and marketing costs as we shifted our focus from increasing our sales force to targeting certain key markets where our products have particular value. Americas' selling and marketing expenses decreased 18% from $12.0 million to $9.9 million primarily due to a reduced sales force and lower commission expense related to lower revenues. EMEA selling and marketing expenses increased 35% from $5.1 million to $6.9 million despite lower revenues due to market expansion activities in continental Europe. APAC selling and marketing expenses increased 70% from $202,000 to $343,000 as a result of market expansion activities.

General and Administrative. General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for the Company's administrative, executive, and finance personnel as well as outside legal, consulting, tax services and audit fees.

Total general and administrative expenses increased 64% from $4.8 million for the three months ended June 30, 2000 to $7.9 million for the three months ended June 30, 2001. This increase is primarily due to increased incremental legal, accounting and consulting fees, turnover costs related to senior management as well as other administrative costs incurred to support our worldwide growth. We believe the incremental legal, accounting, consulting and turnover costs should decline beginning in the fourth quarter of 2001. Americas' general and administrative expenses, which includes corporate headquarters costs, increased 92% from $3.5 million to $6.8 million, EMEA general and administrative expenses decreased 30% from $1.0 million to $0.7 million and APAC general and administrative expenses increased 48% from $294,000 to $435,000.

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

Amortization expense decreased from $12.3 million for the three months ended June 30, 2000 to $6.9 million for the three months ended June 30, 2001, as a result of the intangible impairment charge we recorded in the fourth quarter of 2000. As of June 30, 2001 Mercator had net intangible assets of $67.7 million as compared to $147.0 million one year ago.

Restructuring Charge. The restructuring charge of $5.3 million for the three months ending June 30, 2001 consists of $2.4 million in severance-related costs and $2.9 million to accrue for losses related to leased space no longer required due to a reduction in our workforce on April 30, 2001. The Americas restructuring charge was $5.0 million and the EMEA restructuring charge was $0.3 million. At June 30, 2001 $2.6 million of the unpaid restructuring charge was included in accrued expenses and other current liabilities and $1.6 million was included in other long-term liabilities.

OTHER INCOME, NET

Total net interest income decreased from $139,000 for the three months ended June 30, 2000 to $114,000 for the three months ended June 30, 2001, primarily due to the use of cash to fund operating losses, including the expansion of worldwide operations, and the subsequent reduction of interest bearing investments.

TAXES

The provision for income taxes was $0.6 million for the three months ended June 30, 2001 as compared to $6.3 million for the three months ended June 30, 2000. The provision for income taxes is based on the anticipated effective tax rates and taxable income for the full year taking into account each jurisdiction in which the Company operates. During the second quarter of 2001 we determined that taxable income for the full year of 2001 was unlikely to be sufficient to support the full value of the federal deferred tax asset. Consequently, our tax provision includes a full valuation reserve for that asset. The difference between the company's effective tax rate and the U.S. statutory rate is primarily attributable to $6.0 million of non-deductible goodwill amortization and the effect of certain expected full-year foreign taxable losses for the quarter ended June 30, 2001 and $9.8 million of non-deductible goodwill amortization for the quarter ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

During the first six months of 2001 we incurred a net (loss) of ($43.4 million) compared to a net (loss) of ($29.3 million) in the first six months of 2000. The first six months operating (loss) was ($41.1 million) in 2001 compared to ($21.1 million) in the same period of 2000. Our first six months operating income
(loss) excluding amortization of intangibles and a restructuring charge was ($21.9 million) in 2001 compared to $2.1 million in the same period of 2000. This $24.0 million decrease was primarily the result of a $12.6 million decrease in gross profit and increased general and administrative expenses of $8.2 million. The decline in gross profit was primarily due to a $14.2 million decline in software licensing revenues. Our general and administrative expenses reflect certain incremental expenses and reorganization costs, incurred beginning in the third quarter of 2000, but which we believe should decline beginning in the fourth quarter of 2001. The restructuring charge was incurred in connection with our efforts in the second quarter to strategically align our personnel and operations with our product and market strengths.

REVENUES

Total Revenues. Our revenues are derived principally from three sources: (i) license fees for the use of our software products, (ii) fees for consulting services and training and (iii) fees for maintenance and technical support. Total revenues decreased 14% to $57.3 million in the first six months of 2001 from $66.9 million in the same period of 2000.

Software Licensing. Total software licensing revenues decreased 37% from $39.7 million for the six months ended June 30, 2000 to $24.5 million for the six months ended June 30, 2001. Continued weak economic conditions and customers delaying purchasing decisions on larger deals negatively impacted software licensing revenues in each region. Americas' licensing revenues decreased 33% from $24.6 million to $16.5 million, EMEA licensing revenues decreased 43% from $12.5 million to $7.1 million and APAC licensing revenues decreased 43% from $1.7 million to $0.9 million.

Services. Services revenues increased 5% from $15.5 million for the six months ended June 30, 2000 to $16.3 million for the six months ended June 30, 2001. This increase was due primarily to greater billable activities in the first quarter of 2001 partially offset by lower services opportunities in the second quarter of 2001. Americas' services revenues decreased marginally from $8.7 million to $8.6 million, EMEA services revenues increased 11% from $6.4 million to $7.1 million and APAC services revenues increased 50% from $327,000 to $489,000.

Maintenance. Maintenance revenues increased 29% from $12.7 million for the six months ended June 30, 2000 to $16.5 million for the six months ended June 30, 2001. This growth is consistent with the growth in the worldwide customer base and the related renewals of annual maintenance contracts. Americas' maintenance revenues increased 36% from $7.8 million to $10.6 million,

EMEA maintenance revenues increased 18% from $4.5 million to $5.3 million and APAC maintenance revenues increased 43% from $394,000 to $565,000.

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

Cost of Software Licensing. Total software licensing costs decreased 8% from $653,000 for the six months ended June 30, 2000 to $601,000 for the six months ended June 30, 2001. This decrease is consistent with lower delivery costs connected with fewer software shipments and expanded electronic transmission of our software over the internet. Software licensing gross margin remained steady at 98% for the six months ended June 30, 2000 and 2001.

Cost of Services. Total cost of services increased 22% from $11.4 million for the six months ended June 30, 2000 to $13.9 million for the six months ended June 30, 2001 outpacing the 5% increase in services revenues previously noted. This increase was primarily due to a higher services headcount this year compared to last year. Consequently, total services gross margin decreased from 27% for the six months ended June 30, 2000 to 15% for the six months ended June 30, 2001. As part of the restructuring activities in the current quarter, we have reduced the number of services personnel. Services gross margin for Americas decreased from 27% to 5%. Services gross margin for EMEA increased from 27% to 30% due to increased utilization in the first quarter of 2001 partially offset by reduced billable work assignments in the second quarter of 2001. Services gross margin for APAC decreased from (8%) to (35%) due primarily to the addition of services personnel in advance of billable work assignments.

Cost of Maintenance. Total cost of maintenance increased 19% from $3.1 million for the six months ended June 30, 2000 to $3.6 million for the six months ended June 30, 2001 as we added resources to support our increased customer base worldwide. Total maintenance gross margin increased marginally from 76% for the six months ended June 30, 2000 to 78% for the six months ended June 30, 2001. Maintenance gross margin increased from 73% to 80% in the Americas, decreased from 81% to 75% in EMEA and decreased from 79% to 73% in APAC.

OPERATING EXPENSES

Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products. These expenses consist primarily of salaries, recruiting, other personnel-related costs, depreciation of development equipment, supplies, travel, allocated facilities and allocated communication costs.

Total product development expenses increased 4% from $10.2 million for the six months ended June 30, 2000 to $10.6 million for the six months ended June 30, 2001. Americas' development expenses increased 8% from $7.0 million to $7.5 million. EMEA development expenses decreased marginally from $3.1 million to $3.0 million and APAC had no development expenses in either year.

We believe that a significant level of research and development expenditures is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to research and development. We expect that the dollar amount of research and development expenses should continue to increase. To date, all research and development expenditures have been expensed as incurred.

Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product literature, allocated facilities and allocated communications costs.

Total selling and marketing expenses increased 9% from $31.1 million for the six months ended June 30, 2000 to $34.0 million for the six months ended June 30, 2001. This increase was due to higher compensation expenses in the first quarter of 2001 related to the growing sales force. However, we halted this trend in the second quarter of 2001 as we shifted our focus from increasing our sales force to targeting certain key markets where our products have particular value. Americas' selling and marketing expenses decreased 5% from $21.3 million to $20.3 million primarily due to a reduced sales force and lower commission expense related to lower revenues. EMEA selling and marketing expenses increased 43% from $9.1 million to $12.9 million despite lower revenues due to market expansion activities in continental Europe. APAC selling and marketing expenses increased 40% from $546,000 to $763,000 as a result of market expansion activities.

General and Administrative. General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for the Company's administrative, executive, and finance personnel as well as outside legal, consulting, tax services and audit fees.

Total general and administrative expenses increased 98% from $8.4 million for the six months ended June 30, 2000 to $16.5 million for the six months ended June 30, 2001. This increase is primarily due to increased incremental legal, accounting and consulting fees, turnover costs related to senior management as well as other administrative costs incurred to support our worldwide growth. We believe the incremental legal, accounting, consulting and turnover costs should decline beginning in the fourth quarter of 2001. Americas' general and administrative expenses, which includes corporate headquarters costs, increased 122% from $6.0 million to $13.4 million, EMEA general and administrative expenses remained flat at $2.2 million and APAC general and administrative expenses increased 99% from $442,000 to $881,000.

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

Amortization expense decreased from $23.2 million for the six months ended June 30, 2000 to $13.9 million for the six months ended June 30, 2001, as a result of the intangible impairment charge we recorded in the fourth quarter of 2000. As of June 30, 2001 Mercator had net intangible assets of $67.7 million as compared to $147.0 million one year ago.

Restructuring Charge. The restructuring charge of $5.3 million for the six months ending June 30, 2001 consists of $2.4 million in severance-related costs and $2.9 million to accrue for losses related to leased space no longer required due to a reduction in our workforce on April 30, 2001. The Americas restructuring charge was $5.0 million and the EMEA restructuring charge was $0.3 million. At June 30, 2001 $2.6 million of the unpaid restructuring charge was included in accrued expenses and other current liabilities and $1.6 million was included in other long-term liabilities.

OTHER INCOME, NET

Total net interest income decreased from $294,000 for the six months ended June 30, 2000 to $152,000 for the six months ended June 30, 2001, primarily due to the use of cash to fund operating losses, including the expansion of worldwide operations, the subsequent reduction of interest bearing investments and borrowing costs related to terminating the Fleet Bank credit line facility in the first quarter of 2001.

TAXES

The provision for income taxes was $2.4 million for the six months ended June 30, 2001 as compared to $8.5 million for the six months ended June 30, 2000. The provision for income taxes is based on the anticipated effective tax rates and taxable income for the full year taking into account each jurisdiction in which the Company operates. During the second quarter of 2001 we determined that taxable income for the full year of 2001 was unlikely to be sufficient to support the full value of the federal deferred tax asset. Consequently, our tax provision includes a full valuation reserve for that asset. The difference between the company's effective tax rate and the U.S. statutory rate is primarily attributable to $12 million of non-deductible goodwill amortization and the effect of certain expected full-year foreign taxable losses for the six months ended June 30, 2001 and $19 million of non-deductible goodwill amortization for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. On June 30, 2001 we had cash of $6.2 million and a net working capital deficit of ($5.1 million).

Net working capital at December 31, 2000 was $23.4 million including cash and marketable securities of $21.7 million. The $28 million decrease in working capital was caused primarily by a $16 million decrease in cash and marketable securities and a $9 million decrease in net accounts receivable.

Net accounts receivable decreased from $38.9 million at December 31, 2000 to $30.1 million at June 30, 2001 due primarily to a $10 million decrease in revenues between the quarters then ended and improved collections, partially offset by a $3.5 million increase in deferred revenue. The number of days sales in net accounts receivable increased from 89 at December 31, 2000 to 93 at June 30, 2001 due primarily to the decrease in revenues between the quarters then ended. However, the number of days sales in net accounts receivable of 93 at June 30, 2001 was down from 107 at March 31, 2001 due primarily to increased collections in the Americas and higher reserves for bad debts due to the softening of general economic conditions overseas.

Operating activities used net cash of $11.5 million during the six months ended June 30, 2001 compared to providing net cash of $3.0 million during the six months ended June 30, 2000. Of the $43 million net loss for the six months ended June 30, 2001, $19 million resulted from non-cash expenses, primarily intangibles amortization and depreciation. The cash used to fund the remaining $24 million loss was offset primarily by cash provided from an $8 million decrease in net accounts receivable and a $4 million increase in deferred revenue. For the six months ended June 30, 2000 the net loss of $29 million was caused primarily by $25 million of intangibles amortization and depreciation and an $8 million tax provision, neither of which consumed any cash.

On April 30, 2001 we initiated a strategic restructuring and reorganization, which eliminated 170 full-time positions throughout the Company. We consider these positions to be unnecessary to support current levels of revenues and product development because of our new focus on targeting select vertical markets. Consequently we expect that costs of services and product development, selling, marketing and general and administrative expenses related to personnel should be lower in the future. These staffing reductions resulted in $2.4 million in severance costs for the quarter ending June 30, 2001. In addition, we accrued $2.9 million in losses related to leased space no longer required due to this reduction in our workforce.

Investing Activities. Investing activities consumed cash of $2.0 million during the six months ended June 30, 2001 compared to $2.1 million during the six months ended June 30, 2000. Investing activities in the first six months of 2001 included a $3.9 million investment in furniture, fixtures and equipment, a $1.5 million increase in the restricted collateral deposit in connection with a facility lease partially offset by a $3.4 million liquidation of investments in marketable securities. Investing activities in the first six months of 2000 included a $3.3 million investment in furniture, fixtures and equipment offset by a $1.4 million liquidation of investments in marketable securities.

Capital expenditures have been, and future capital expenditures are anticipated to be primarily for facilities, computer equipment and software to support our operations. Certain computer equipment used in development activities may be available through operating leases. In January 2001, pursuant to a new headquarters facility lease agreement, we increased the letter of credit to $2.5 million and the related restricted collateral deposit to $3.0 million. We are currently seeking to sublease a majority of this space and other surplus office space to third parties. As of June 30, 2001 we had no material commitments for capital expenditures.

Financing Activities. Financing activities generated cash of $3.2 million during the six months ended June 30, 2001 compared to $3.9 million during the six months ended June 30, 2000. Financing activities in the first six months of 2001 generated cash of $1.6 million from a sale of restricted common stock and $1.4 million from employee stock plan purchases. Financing activities in the first six months of 2000 generated cash of $2.7 million from employee stock option exercises and $1.2 million from employee stock plan purchases.

In March 2001 the $20 million line of credit agreement with Fleet Bank was terminated. Since inception no amounts were borrowed under this agreement.

In June 2001 we finalized a $15 million credit facility with Silicon Valley Bank. This facility is secured by certain receivables and will be capped at $10 million until we generate positive EBITDA in a fiscal quarter. Once this event occurs and we continue to generate positive EBITDA, the facility should remain at $15 million. As of August 14, 2001 we have not had to borrow against this facility. The facility requires us to issue either equity or subordinated debt resulting in net proceeds to the Company of at least $5.0 million by September 30, 2001. Accordingly, we have engaged an investment banker to help us accomplish this capitalization event.

We believe that current cash and cash equivalent balances, combined with net cash generated from operations, should be sufficient to meet anticipated needs for working capital and capital expenditures by December 31, 2001. However, recognizing there could be a shortfall in cash during the remainder of the year, we have established the credit facility with Silicon Valley Bank. We are also exploring other financial alternatives to support growth opportunities and other needs that may exceed cash resources available from operations and the credit facility, and to fulfill the requirement of the credit facility.

However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and cash that may be generated from operations and the sources noted above are insufficient to satisfy our liquidity requirements, we will likely seek to sell additional debt or equity securities. The sale of additional equity or equity-related securities would result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue debt or additional equity securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

CONVERSION TO A SINGLE EUROPEAN CURRENCY

We generate revenues in a number of foreign countries. However, as the majority of foreign license contracts are denominated in US dollars, we do not expect conversion to a single European currency to have a material impact on our financial results.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our quarterly and annual operating results are volatile, difficult to predict and may cause our stock price to fluctuate.

Our quarterly and annual operating results have varied significantly in the past and are expected to do so in the future. In addition, our recent restructuring plan that has been put in place is unproven, and could result in increased volatility and have an adverse affect on our stock price. We believe that investors should not rely on period-to-period comparisons of our results of operations, as they are not necessarily indications of our future performance. In some future periods, our results of operations may be below the expectation of public market analysts and investors. We have had operating losses in the first and second quarters of 2001 and may continue to have losses in the future. In addition, we may not reach our expectations of returning to profitability in the fourth quarter of 2001. In these cases, the price of our common stock would likely decline.

Our revenues and results of operations are difficult to forecast and depend on a variety of factors. These factors include the following:

            o personnel changes, our ability to attract and retain qualified sales, professional services and research and development personnel and the rate at which these personnel become productive;

            o     general economic conditions;

            o     the size, timing and terms of individual license transactions;

            o     the sales cycle for our products;

            o demand for and market acceptance of our products and related services, particularly our Mercator products;

            o our ability to expand, and market acceptance of, our services business;

            o the timing of our expenditures in anticipation of product releases or increased revenue;

            o the timing of product enhancements and product introductions by us and our competitors;

            o market acceptance of enhanced versions of our existing products and of new products;

            o     changes in pricing policies by our competitors and ourselves;

            o     variations in the mix of products and services we sell;

            o the mix of channels through which our products and services are sold;

            o     our success in penetrating international markets;

            o     the buying patterns and budgeting cycles of customers;

            o     our ability to raise cash to fund operations;

            o the acceptance in the marketplace of our new vertical strategy; and

            o     our ability to achieve profitability in the future.

We have historically derived a substantial portion of our revenues from the licensing of our software products, and we anticipate that this trend will continue for the foreseeable future.

Software license revenues are difficult to forecast for a number of reasons, including the following:

            o We typically do not have a material backlog of unfilled orders, and revenues in any quarter substantially depend on orders booked and shipped in that quarter;

            o the length of the sales cycles for our products can vary significantly from customer to customer and from product to product and can be as long as nine months or more;

            o the terms and conditions of individual license transactions, including prices and discounts, are often negotiated based on volumes and commitments, and may vary considerably from customer to customer; and

            o We have generally recognized a substantial portion of our quarterly software licensing revenues in the last month of each quarter.

Accordingly, the cancellation or deferral of even a small number of purchases of our products could harm our business and affect our profitability.

We have taken and expect to continue to take remedial measures to address the recent slowdown in the market for our Mercator products which could have long-term effects on our business.

In particular, we have reduced our workforce and reduced our planned capital expenditure and expense budgets. These measures will reduce our expenses in the face of decreased revenues due to decreased customer orders. However, each of these measures could have long-term effects on our business including but not limited to reducing our pool of technical talent, decreasing or slowing improvements in our products, and making it more difficult for us to respond to customers.

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

Other than Roy King, our Chairman, Chief Executive Officer, and President, all employees are employed at-will and we have no fixed-term employment agreements with our employees, which prevent them from terminating their employment at any time. The loss of the services of any one or more of our key employees could harm our business.

Our future success also depends on our ability to attract, train and retain highly qualified sales, research and development, professional services and managerial personnel, particularly sales, professional services and research and development personnel with expertise in enterprise resource planning systems. Competition for these personnel is intense. We may not be able to attract, assimilate or retain qualified personnel. We have at times experienced, and we continue to experience, difficulty in recruiting qualified sales and research and development personnel, and we anticipate these difficulties will continue in the future. Furthermore, we have in the past experienced, and in the future expect to continue to experience, a significant time lag between the date sales, research and development and professional services personnel are hired and the date these employees become fully productive.

It would be difficult for us to adjust our spending if we experience any revenue shortfalls.

Our future revenues will also be difficult to predict and we could fail to achieve our revenue expectations. Our expense levels are based, in part, on our expectation of future revenues, and expense levels are, to a large extent, fixed in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, our operating results and cash flows are likely to be harmed. Net income may be disproportionately affected by a reduction in revenue because large portions of our expenses are related to headcount that cannot be easily reduced without harming our business. If cash flows are negatively impacted, there can be no assurance that existing financing arrangements, including lines of credit in the form of accounts receivable financing agreements and the like, will be sufficient to meet cash needs or will be available in the future, as there is no assurance that we will be able to draw down upon our existing line of credit.

We may experience seasonal fluctuations in our revenues or results of operations.

It is not uncommon for software companies to experience strong calendar year ends followed by weaker subsequent quarters, in some cases with sequential declines in revenues or operating profit. We believe that many software companies exhibit this pattern in their sales cycles primarily due to customers' buying patterns and budget cycles. We have displayed this pattern in the past and may display this pattern in future years.

We are exposed to general economic conditions.

As a result of recent unfavorable economic conditions and reduced capital spending, software licensing revenues have declined as a percentage of our total revenues as compared to the prior year. In particular, sales to e-commerce and internet businesses, value-added resellers and independent software vendors were impacted during the first and second fiscal quarters of 2001. If the economic conditions in the United States worsen, or if a wider global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

We depend on the sales of our Mercator products and related services.

We first introduced our Mercator products in 1993. In recent years, a significant portion of our revenue has been attributable to licenses of Mercator products and related services, and we expect that revenue attributable to our Mercator products and related services will continue to represent a significant portion of our total revenue for the foreseeable future. Accordingly, our future operating results significantly depend on the market acceptance and growth of our Mercator product line and enhancements of these products and services. Market acceptance of our Mercator product line may not increase or remain at current levels, and we may not be able to successfully market our Mercator product line or develop extensions and enhancements to this product line on a long-term basis. In the event that our current or future competitors release new products that provide, or are perceived as providing, more advanced features, greater functionality, better performance, better compatibility with other systems or lower prices than our Mercator product line, demand for our products and services would likely decline. A decline in demand for, or market acceptance of, the Mercator product line would harm our business.

We may experience difficulties in developing and introducing new or enhanced products necessitated by technological changes.

Our future success will depend, in part, upon our ability to anticipate changes, to enhance our current products and to develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. Our products may be rendered obsolete if we fail to anticipate or react to change. Development of enhancements to existing products and new products depend, in part, on a number of factors, including the following:

            o the timing of releases of new versions of applications systems by vendors;

            o the introduction of new applications, systems or computing platforms;

            o     the timing of changes in platforms;

            o     the release of new standards or changes to existing standards;

            o     changing customer requirements; and

            o     the availability of cash to fund development.

Our product enhancements or new products may not adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. In addition, our introduction or announcement, or those of one or more of our current or future competitors, of products embodying new technologies or features could render our existing products obsolete or unmarketable. Our introduction or announcement of enhanced or new product offerings or introductions by our current or future competitors may cause customers to defer or cancel purchases of our existing products. Any deferment or cancellation of purchases could harm our business.

We could experience delays in developing and releasing new products or product enhancements.

We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or product enhancements. We have in the past experienced delays in the introduction of product enhancements and new products and we may experience delays in the future. We furthermore, as the number of applications, systems and platforms supported by our products increases, we could experience difficulties in developing, on a timely basis, product enhancements which address the increased number of new versions of applications, systems or platforms served by our existing products. If we fail, for technological or other reasons, to develop and introduce product enhancements or new products in a timely and cost-effective manner or if we experience any significant delays in product development or introduction, our customers may delay or decide against purchases of our products, which could harm our business.

The success of our products will also depend upon the success of the platforms we target.

We may, in the future, seek to develop and market enhancements to existing products or new products, which are targeted for applications, systems or platforms that we believe will achieve commercial acceptance. This could require us to devote significant development, sales and marketing personnel, as well as other resources, to these efforts, which would otherwise be available for other purposes. We may not be able to successfully identify these applications, systems or platforms, and even if we do so, we may not achieve commercial acceptance or we may not realize a sufficient return on our investment. Failure of these targeted applications, systems or platforms to achieve commercial acceptance or our failure to achieve a sufficient return on our investment could harm our business.

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

Our strategy of marketing products directly to end-users and indirectly through value added resellers, independent software vendors, systems integrators and distributors may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although we have attempted to manage our distribution channels to avoid potential conflicts, channel conflicts may harm our relationships with existing value added resellers, independent software vendors, systems integrators or distributors or impair our ability to attract new value added resellers, independent software vendors, systems integrators and distributors.

We may encounter difficulties in managing our growth.

Our business has grown in recent periods, with total revenues increasing from approximately $16.1 million in 1995 to $138.3 million in 2000. We acquired certain assets of Software Consulting Partners in November 1998 and acquired Braid Group Limited in March 1999, and Novera Software, Inc. in September 1999. The growth of our business has placed, and is expected to continue to place, a strain on our administrative, financial, sales and operational resources and increased demands on our systems and controls.

To address this growth, we have recently implemented, or are in the process of implementing and will implement in the future, a variety of new and upgraded operational and financial systems, procedures and controls. We may not be able to successfully complete the implementation and integration of these systems, procedures and controls, or hire additional personnel, in a timely manner. Our inability to manage our growth amid changing business conditions, or to adapt our operational, management and financial control systems to accommodate our growth could harm our business.

We may face significant risks in expanding our international operations.

International revenues accounted for approximately 29% of our total revenues for 1999 compared to approximately 38% of our total revenues for 2000 and 38% of our total revenues in the first six months of 2001. Continued expansion of our international sales and marketing efforts will require significant management attention and financial resources. We also expect to commit additional time and development resources to customizing our products for selected international markets and to developing international sales and support channels. International operations involve a number of additional risks, including the following:

            o impact of possible recessionary environments in economies outside the United States;

            o longer receivables collection periods and greater difficulty in accounts receivable collection;

            o     unexpected changes in regulatory requirements;

            o     dependence on independent resellers;

            o reduced protection for intellectual property rights in some countries;

            o     tariffs and other trade barriers;

            o     foreign currency exchange rate fluctuations;

            o     difficulties in staffing and managing foreign operations;

            o     the burdens of complying with a variety of foreign laws;

            o     potentially adverse tax consequences; and

            o     political and economic instability.

To the extent that our international operations expand, we expect that an increasing portion of our international license and service and other revenues will be denominated in foreign currencies, subjecting ourselves to fluctuations in foreign currency exchange rates. We do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We may choose to limit our exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. The currency exchange strategy that we adopt may not be successful in avoiding exchange-related losses. In addition, the above-listed factors may cause a decline in our future international revenue and, consequently, may harm our business. We may not be able to sustain or increase revenue that we derive from international sources.

Our success depends upon the widespread use and adoption of the internet and intranets.

We believe that the demand for enterprise application integration solutions, such as those that we offer, will depend, in part, upon the adoption by businesses and end-users of the internet and intranets as platforms for electronic commerce and communications. The internet and intranets are new and evolving, and they may not be widely adopted, particularly for electronic commerce and communications among businesses. Critical issues concerning the internet and intranets, including security, reliability, cost, ease of use and access and quality of service remain unresolved at this time, inhibiting adoption by many enterprises and end-users. If the internet and intranets are not widely used by businesses and end- users, particularly for electronic commerce, this could harm our business.

Government regulation and legal uncertainties relating to the internet could adversely affect our business.

Congress has passed legislation and several more bills have recently been sponsored in both the House and Senate that are designed to regulate certain aspects of the internet, including on-line content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations are also considering other legislative and regulatory proposals that would regulate the internet. Areas of potential regulation include libel, pricing, quality of products and services, and intellectual property ownership. The laws governing the use of the internet, in general, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. This occurrence may impose additional burdens on companies conducting business online by limiting how information can flow over the internet and the type of information that can flow over the internet. The adoption or modification of laws or regulations relating to the internet could adversely affect our business.

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

Capacity constraints caused by growth in the use of the internet may, unless resolved, impede further development of the internet to the extent that users experience delays, transmission errors and other difficulties. Further, the adoption of the internet for commerce and communications, particularly by those individuals and companies that have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new internet-based strategy that may make their existing personnel and infrastructure obsolete. If the necessary infrastructure, products, services or facilities are not developed, or if the internet does not become a viable commercial medium, our business, results of operations and financial condition could be materially and adversely affected.

The United States Omnibus Appropriations Act of 1998 places a moratorium on taxes levied on internet access from October 1, 1998 to October 21, 2001. However, states may place taxes on internet access if taxes had already been generally imposed and actually enforced prior to October 1, 1998. States which can show they enforced internet access taxes prior to October 1, 1998 and states after October 21, 2001 may be able to levy taxes on internet access resulting in increased cost to access the internet, resulting in a material adverse effect to our business.

We face significant competition in the market for e-business integration software.

The market for our products and services is extremely competitive and subject to rapid change. Because there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies.

In the e-business integration market, our products and related services compete primarily against solutions developed internally by individual businesses to meet their specific e-business integration needs. In addition, we face increasing competition in the e-business integration market from other third-party software vendors.

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

Our success is dependent upon our proprietary software technology. We do not currently have any patents and we rely principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our technology. We also believe that factors such as the technological and creative skills of our personnel, product enhancements and new product developments are essential to establishing and maintaining a technology leadership position. We enter into confidentiality and/or license agreements with our employees, distributors and customers, and it limits our access to and distribution of our software, documentation and other proprietary information. The steps taken by us may not be sufficient to prevent misappropriation of our technology, and such protections do not preclude competitors from developing products with functionality or features similar to our products. Furthermore, it is possible that third parties will independently develop competing technologies that are substantially equivalent or superior to our technologies. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, which could pose additional risks of infringement as we continue to expand internationally. Our failure or inability to protect our proprietary technology could have a material adverse effect on our business.

Although we do not believe our products infringe the proprietary rights of any third parties, infringement claims could be asserted against us or our customers in the future. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights, or for purposes of establishing the validity of our proprietary rights. Litigation, either as plaintiff or defendant, would cause us to incur substantial costs and divert management resources from productive tasks whether or not such litigation is resolved in our favor, which could have a material adverse effect on our business. Parties making claims against us could secure substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to license our products in the United States or abroad. Such a judgment could have a material adverse effect on our business. If it appears necessary or desirable, we may seek licenses to intellectual property that we are allegedly infringing. Licenses may not be obtainable on commercially reasonable terms, if at all. The failure to obtain necessary licenses or other rights could have a material adverse effect on our business. As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time-consuming and expensive to defend and could adversely affect our business. We are not aware of any currently pending claims that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties.

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

Pending securities litigation could adversely affect our business.

After the restatement of our first quarter 2000 earnings and the adjustment to previously disclosed second quarter 2000 results, we were named in a series of similar purported securities class action lawsuits. These lawsuits have now been consolidated into one matter. The amended complaint in the consolidated matter alleges violations of United States federal securities law through alleged material misrepresentations and omissions and seeks an unspecified award of damages. We believe that the allegations in the amended complaint are without merit. However, there can be no guarantee as to the ultimate outcome as to this pending litigation matter.

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

Foreign Currency Exchange Rates

Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the quarter ended June 30, 2001, 33% of our total revenue was generated from our international operations, and the net assets of our foreign subsidiaries totaled approximately 73% of consolidated net assets as of June 30, 2001. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in the United Kingdom, France, Germany, Sweden, Singapore, Hong Kong, and Australia. These foreign subsidiaries use local currencies as their functional currency, as certain sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar. We do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that this approach will be successful, especially in the event of a sudden and significant decline in the value of foreign currencies relative to the United States dollar.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about February 1, 2000, Mercator was named as a defendant and served with a complaint in an action entitled Carpet Co-Op of America Association, Inc., and FloorLINK, L.L.C. v. TSI International Software, Ltd., Civil Action No. 00CC-0231, pending in the Circuit Court of St. Louis County, Missouri (the "Missouri Action"). The complaint includes counts for breach of contract, fraud and negligent misrepresentation in connection with certain software implementation work provided under contract by Mercator. The plaintiffs allege that Mercator failed to provide and implement certain software products and designs within an alleged time requirement and misrepresented Mercator's ability to implement the products within that timeframe. The complaint seeks an unspecified damage amount in excess of $2 million. On or about March 30, 2000, plaintiffs in the Missouri Action filed an amended complaint adding a claim of negligence in connection with the contract. On April 10, 2000, Mercator filed a motion to dismiss the Missouri Action in its entirety, which currently is pending. On March 30, 2001 the Missouri Court heard oral argument on the motion. The Missouri Court has not yet ruled on the motion. Mercator believes that the allegations in the amended complaint in the Missouri Action are without merit and intends to contest them vigorously.

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

Between August 23, 2000 and September 21, 2000 a series of fourteen purported securities class action lawsuits were filed in the United States District Court for the District of Connecticut, naming as defendants Mercator, Constance Galley and Ira Gerard. Kevin McKay was also named as a defendant in nine of these complaints. On or about November 24, 2000, these lawsuits were consolidated into one lawsuit captioned: In re Mercator Software, Inc. Securities Litigation, Master File No. 3:00-CV- 1610 (GLG). The lead plaintiffs purport to represent a class of all persons who purchased Mercator's common stock from April 20, 2000 through and including August 21, 2000. Each complaint in the new consolidated action alleges violations of Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and seeks an unspecified award of damages. On January 26, 2001 the lead plaintiffs filed an amended complaint in the consolidated matter with substantially the same allegations. Named as defendants in the amended complaint are Mercator, Constance Galley and Ira Gerard. The amended complaint in the consolidated action alleges violations of
Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and seeks an unspecified award of damages. Mercator filed a motion to dismiss the amended complaint on March 12, 2001. The lead plaintiffs filed an opposition to Mercator's motion to dismiss on or about April 18, 2001, and Mercator filed its reply brief on May 7, 2001. On July 6, 2001, a hearing was held on Mercator's motion to dismiss in the United States District Court for the District of Connecticut. The Court has not yet ruled on the motion to dismiss. Mercator believes that the allegations in the amended complaint are without merit and intends to contest them vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2001 the Company issued for fair market value 228,180 shares of its restricted common stock, $.01 par value, to Mitsui & Co., Ltd. for $2.0 million in cash. In May 2001 the Company incurred an advisory fee of $365,000 to a third party in connection with this restricted stock sale. The total advisory fee was charged against additional paid-in capital to reflect the reduction in proceeds from the restricted stock sale.

On May 17, 2001, the Equity Incentive Stock Option plan was amended to increase the number of options Mercator may grant to its employees from 6,700,000 to 9,700,000 shares.

In June 2001, in connection with a secured credit facility, the Company issued a warrant to Silicon Valley Bank to purchase 220,000 shares of common stock at $4.00 per share. The number of shares that may be purchased with this warrant, along with the exercise price, are subject to adjustment based on certain anti-dilution provisions in the warrant agreement. In addition, the shares of common stock related to the warrant have certain registration rights. This warrant expires in June 2008. The fair value of this warrant was determined to be approximately $310,000 using the Black-Scholes pricing model and was charged to prepaid expenses as a loan origination fee and credited to additional paid-in capital in June 2001; the prepaid loan origination fee will be amortized to operations over the one year term of the secured credit facility agreement.

In June 2001 the Company issued a warrant to purchase 101,694 shares of common stock at $4.00 per share in payment of $132,000 in advisory fees to a third party in connection with a strategic partnership agreement. This warrant expires in June 2004.

In June 2001 the Company also issued a warrant to purchase 30,000 shares of common stock at $10.00 per share as payment for approximately $35,000 in certain advisory fees from a third party incurred and recorded in December 2000. This warrant expires in December 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2001, at Mercator's Annual Meeting of Stockholders, the stockholders approved the proposals listed below. Proxies were solicited by Mercator pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

As of April 9, 2001 the record date for the Annual Meeting, there were approximately 30,355,522 total shares of Mercator Common Stock outstanding and entitled to vote, of which 26,280,583 were present in person by proxy and voted at the meeting.

1. Proposal to elect eight directors of the Company each to serve until the next Annual Meeting of stockholders and until his or her successor is duly elected and qualified or until his earlier resignation or removal.

                                                          For           Withheld
                                                          ---           --------

Diane P. Baker                                         25,325,989        954,594
Constance F. Galley                                    22,667,372      3,613,211
Ernest E. Keet                                         25,257,425      1,023,158
Roy C. King                                            24,382,559      1,898,024
Richard Little                                         25,240,846      1,039,737
James P. Schadt                                        25,266,218      1,014,365
Dennis G. Sisco                                        25,299,572        981,011
Mark C. Stevens                                        25,348,386        932,197

2. Proposal to amend the Company's 1997 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 3,000,000 shares to an aggregate of 9,700,000 shares, and to increase the number of shares that may be issued to an individual new employee from 450,000 shares to 1,000,000 shares.

For                  11,046,343
Against/Withheld      4,423,089
Abstain                  51,728

3. Proposal to ratify the selection of KPMG LLP as Mercator's independent accountants for the fiscal year ending December 31, 2001.

For                  26,179,843
Against/Withheld         76,996
Abstain                  23,744

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit     Description of Exhibit
-------     ----------------------

10.1 Lease dated April 20, 2001 between Registrant and The Prudential Assurance Company Limited.

10.2 Accounts Receivable Financing Agreement between the Registrant and Silicon Valley Bank dated June 22, 2001.

10.3        1997 Equity and Incentive Plan, as amended.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MERCATOR SOFTWARE, INC.


Dated: August 14, 2001                By:  /s/ Roy C. King
                                           -------------------------------
                                           Chairman, Chief Executive
                                           Officer and President


Dated: August 14, 2001                By:  /s/ Kenneth J. Hall
                                           -------------------------------
                                           Senior Vice-President, Chief
                                           Financial Officer and Treasurer

                                  Exhibit Index

Exhibit                       Description of Exhibit
-------                       ----------------------

10.1 .......................  Lease dated April 20, 2001 between Registrant and
                              The Prudential Assurance Company Limited.

10.2 .......................  Accounts Receivable Financing Agreement between the Registrant and Silicon Valley Bank dated June 22, 2001.

10.3 .......................  1997 Equity and Incentive Plan, as amended.