Form 10-Q
period 2001-09-30
MERCATOR SOFTWARE INC
filed 2001-11-14
CIK 1039276

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

|X| Yes  |_| No

As of October 31, 2001, Registrant had 30,550,469 outstanding shares of Common Stock $.01 par value.

                             MERCATOR SOFTWARE, INC.

TABLE OF CONTENTS

                                                                            PAGE

PART I    FINANCIAL INFORMATION

ITEM 1    Consolidated Condensed Financial Statements

          Consolidated Balance Sheets as of September 30, 2001 (unaudited)
          and December 31, 2001                                                3

          Consolidated Statements of Operations for the Three and Nine
          Months Ended September 30, 2001 (unaudited) and 2000 (unaudited)     4

          Consolidated Condensed Statements of Cash Flows for the Nine
          Months Ended September 30, 2001 (unaudited) and 2000 (unaudited)     5

          Notes to Consolidated Condensed Financial Statements                 6

ITEM 2    Managements' Discussion and Analysis of Financial Condition and
          Results of Operations                                                9

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk          24

PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings                                                   24

ITEM 2    Changes in Securities and Use of Proceeds                           25

ITEM 6    Exhibits and Reports on Form 8-K                                    26

SIGNATURES                                                                    27

EXHIBIT INDEX                                                                 28

                             MERCATOR SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                          September 30,   December 31,
                                                              2001           2000
                                                              ----           ----
                                                           (unaudited)
ASSETS:
Current assets:
Cash and cash equivalents                                   $   7,296    $  18,327
Marketable securities                                              --        3,420
Accounts receivable, less allowances of $4,276 and $3,616      30,726       38,920
Prepaid expenses and other current assets                       4,383        3,626
Deferred tax assets                                                77        3,181
                                                            ---------    ---------
    Total current assets                                       42,482       67,474
Furniture, fixtures and equipment, net                         10,300       10,007
Intangible assets, net                                         60,746       81,578
Restricted collateral deposits and other assets                 3,443        1,832
                                                            ---------    ---------
Total assets                                                $ 116,971    $ 160,891
                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                            $   8,492    $   6,706
Accrued expenses and other current liabilities                 19,821       19,532
Current portion of deferred revenue                            21,993       17,825
                                                            ---------    ---------
    Total current liabilities                                  50,306       44,063
Long-term deferred tax liability                                2,417        3,777
Deferred revenue, less current portion                          1,494          976
Other long term liabilities                                     3,144          669
                                                            ---------    ---------
    Total liabilities                                          57,361       49,485
                                                            ---------    ---------
Stockholders' equity:
Convertible preferred stock: $.01 par value;
   authorized 5,000,000 shares, no shares
   issued and outstanding                                          --           --
Common Stock: $.01 par value; authorized 190,000,000
   shares; issued and outstanding 30,550,469
   shares and 29,846,902 shares                                   306          298
Additional paid-in capital                                    232,296      228,035
Accumulated deficit                                          (170,058)    (114,760)
Accumulated other comprehensive loss                           (2,771)      (1,761)
Deferred compensation                                            (163)        (406)
                                                            ---------    ---------
    Total stockholders' equity                                 59,610      111,406
                                                            ---------    ---------
Total liabilities and stockholders' equity                  $ 116,971    $ 160,891
                                                            =========    =========

See accompanying notes to consolidated condensed financial statements.

                             MERCATOR SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                Three Months Ended          Nine Months Ended
                                                    September 30,             September 30,
                                                    -------------             -------------
                                                   2001        2000        2001        2000
                                                   ----        ----        ----        ----
Revenues:
    Software licensing                         $ 18,606    $ 16,689    $ 43,137    $ 55,394
    Services                                      7,927       8,638      24,206      24,150
    Maintenance                                   8,458       6,876      24,944      19,608
                                               --------    --------    --------    --------
       Total revenues                            34,991      32,203      92,287      99,152
                                               --------    --------    --------    --------
Cost of revenues:
    Software licensing                              152         182         753         835
    Services                                      6,882       6,559      20,760      17,945
    Maintenance                                   1,708       1,817       5,349       4,890
                                               --------    --------    --------    --------
       Total cost of revenues                     8,742       8,558      26,862      23,670
                                               --------    --------    --------    --------
Gross profit                                     26,249      23,645      65,425      75,482
Operating expenses:
    Product development                           4,528       5,532      15,098      15,741
    Selling and marketing                        16,231      17,176      50,182      48,336
    General and administrative                    7,328       7,601      23,857      15,963
    Amortization of intangibles                   6,944      11,829      20,833      35,057
    Restructuring charge                          2,793          --       8,111          --
                                               --------    --------    --------    --------
       Total operating expenses                  37,824      42,138     118,081     115,097
                                               --------    --------    --------    --------
Operating loss                                  (11,575)    (18,493)    (52,656)    (39,615)
Other income (expense), net                        (174)        160         (22)        454
                                               --------    --------    --------    --------
Loss before income taxes                        (11,749)    (18,333)    (52,678)    (39,161)
Provision (benefit) for income taxes                200      (9,694)      2,622      (1,237)
                                               --------    --------    --------    --------
Net loss                                       $(11,949)   $ (8,639)   $(55,300)   $(37,924)
                                               ========    ========    ========    ========
Net loss per share-Basic and Diluted           $  (0.39)   $  (0.29)   $  (1.82)   $  (1.31)
Weighted average number of common and common
    equivalent shares outstanding:
       Basic and Diluted                         30,503      29,530      30,360      28,946

See accompanying notes to consolidated condensed financial statements.

                             MERCATOR SOFTWARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Nine Months          Nine Months
                                                                                Ended                 Ended
                                                                           September 30, 2001  September 30, 2000
                                                                           ------------------  ------------------
Cash flows from operating activities:
    Net cash (used in) provided by operating activities                        $(11,683)             $ 8,839
Cash flows from investing activities:
    Purchase of furniture, fixtures and equipment                                (4,093)              (4,361)
    Sales of marketable securities                                                3,420                2,136
    Restricted collateral deposits and other assets                              (1,507)                (155)
                                                                               --------              -------
       Net cash used in investing activities                                     (2,180)              (2,380)
                                                                               --------              -------
Cash flows from financing activities:
    Payments under capital leases                                                  (336)                  --
    Proceeds from exercise of stock options                                         199                3,096
    Proceeds from issuance of stock under Employee Stock Purchase Plan            1,709                2,846
    Proceeds from issuance of shares of restricted stock, net of expenses         1,635                   --
    Proceeds from issuance of warrants                                              167                   --
                                                                               --------              -------
       Net cash provided by financing activities                                  3,374                5,942
                                                                               --------              -------
Effect of exchange rate changes on cash and cash equivalents                       (542)                (667)
                                                                               --------              -------
    Net change in cash                                                          (11,031)              11,734
    Cash at the beginning of period                                              18,327                9,237
                                                                               --------              -------
    Cash at end of period                                                      $  7,296              $20,971
                                                                               ========              =======
Supplemental information:
Cash paid for:
    Interest                                                                   $    190              $    39
    Income taxes                                                               $    145              $   865
Non cash investing and finance activities:
Issuance of stock in connection with the acquisition of Braid                        --              $15,634

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

(2) STOCK ACTIVITIES

In January 2001 the Company issued for fair market value 228,180 shares of its restricted common stock, $.01 par value, to Mitsui & Co., Ltd. for $2.0 million in cash. The Company incurred costs of $365,000 in conjunction with raising this capital. These costs were charged against additional paid-in capital to reflect the reduction in proceeds from the restricted stock sale.

On May 17, 2001, the 1997 Equity Incentive Plan was amended to increase the number of options Mercator may grant to its employees from 6,700,000 to 9,700,000 shares and on August 15, 2001 to modify the transferability provisions.

In June 2001, in connection with a secured credit facility, the Company issued a warrant to Silicon Valley Bank to purchase 220,000 shares of common stock at $4.00 per share. The number of shares that may be purchased with this warrant, along with the exercise price, are subject to adjustment based on certain anti-dilution provisions in the warrant agreement. In addition, the shares of common stock related to the warrant have certain registration rights. This warrant expires in June 2008. The fair value of this warrant was determined to be approximately $310,000 using the Black-Scholes pricing model and was charged to prepaid expenses as a loan origination fee and credited to additional paid-in capital in June 2001; the prepaid loan origination fees are being amortized to operations over the term of the secured credit facility agreement.

In June 2001, pursuant to an exemption from registration under section 4(2) of the Securities Act, as amended, the Company issued a warrant to purchase 101,694 shares of common stock at $4.00 per share in payment of $132,000 in advisory fees to a third party in connection with a strategic partnership agreement. These costs were expensed in the second quarter when counterparty performance was complete. This warrant expires in June 2004.

In June 2001, pursuant to an exemption from registration under section 4(2) of the Securities Act, as amended, the Company also issued a warrant to purchase 30,000 shares of common stock at $10.00 per share as payment for approximately $35,000 in certain advisory fees. These costs were expensed in the second quarter when counterparty performance was complete. This warrant expires in June 2003.

On September 17, 2001 the Company announced a voluntary option exchange program for its employees. This tender offer related to an offer to all eligible individuals to exchange all outstanding options granted under the Mercator Software, Inc. 1997 Equity Incentive Plan ("EIP") for new options to purchase shares of common stock under the EIP. Under the exchange program, for every two options tendered and cancelled, one new option will be issued. The new options will be granted no earlier than six months and one day after the cancellation and the exercise price of the new options will be the fair market value of the Company's common stock on the date of grant. The offer expired on October 19, 2001 and the Company accepted for cancellation options to purchase an aggregate of 1,100,062 shares from 239 option holders who participated.

(3) COMPREHENSIVE LOSS

Mercator applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires Mercator to report comprehensive income (loss) in its financial statements, in addition to its net income (loss). Comprehensive income
(loss) includes all changes in equity during a period from non-owner sources. Mercator's comprehensive (loss) consists of net income (loss) and foreign currency translation adjustments. Total comprehensive (loss) was ($11.6 million) and ($8.7 million) for the three months ended September 30, 2001 and 2000, respectively, and ($56.3 million) and ($39.4 million) for the nine months ended September 30, 2001 and 2000, respectively.

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

Diluted loss per share has not been presented separately in the statements of operations as the outstanding stock options and warrants are anti-dilutive for the periods reported. Common stock equivalents accounted for under the treasury stock method were 89,492 and 2,375,476 for the three months ended September 30, 2001 and 2000, respectively, and 470,523 and 3,243,129 for the nine months ended September 30, 2001 and 2000, respectively.

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

(6) RESTRUCTURING CHARGE

During the second and third quarters of 2001, the Company restructured its operations to strategically align its personnel with its product and market strengths. Consequently, the Company has incurred restructuring charges for the nine months ended September 30, 2001 of $8.1 million, which consists of $5.2 million to accrue for lease payments associated with leased space no longer required due to the reduction in the workforce and $2.9 million in severance-related costs. For the three months ended September 30, 2001, $2.8 million of restructuring charges were incurred with $2.3 million relating to leased space losses and $0.5 million relating to a reduction in workforce. During the third quarter of 2001, $1.0 million of severance benefits and $0.5 million of lease space related payments were paid and charged against the restructuring liability. At September 30, 2001 $2.7 million of the unpaid restructuring charge was included in accrued expenses and other current liabilities and $2.8 million was included in other long-term liabilities. As of September 30, 2001, 226 full-time positions in sales, marketing, development, services and administration had been eliminated.

(7) LONG-TERM DEBT

In March 2001 the $20 million line of credit agreement with Fleet Bank was terminated. Since inception no amounts were borrowed under this agreement. All remaining loan origination fees related to this agreement were charged against net interest income.

In June 2001 the Company finalized a $15 million credit facility with Silicon Valley Bank, expiring in June 2002. This facility is secured by certain receivables and will be capped at $10 million until the Company generates positive EBITDA in a fiscal quarter. Once this event occurs and the Company continues to generate positive EBITDA, the facility should remain at $15 million. The facility requires the Company to comply with certain financial and other affirmative covenants, including having a capitalization event by November 15, 2001. Accordingly, the Company engaged an investment banker to help it accomplish this capitalization event. In connection with this facility, the Company granted Silicon Valley Bank a warrant to purchase 220,000 shares of common stock at an exercise price of $4.00 per share. The number of shares subject to this warrant, along with the exercise price, are subject to adjustment based on certain anti-dilution provisions in the warrant agreement. In addition, the shares of common stock related to the warrant have certain registration rights. This warrant expires in June 2008. Loan origination fees of approximately $0.4 million, including the fair value of the warrant, have been charged to prepaid expenses and are being amortized as interest expense over the term of the facility. In November 2001 Silicon Valley Bank agreed in principle to modify certain terms of the credit facility (including eliminating the capitalization requirement and extending the expiration date to December 2002). This modification is subject to execution of definitive agreements. If, for any reason, the Company does not complete an agreement in regard to the proposed modifications, the Company may be in default under the credit facility. Such default, if uncured, could result in the Company being required to pay a substantial termination fee and operating for some time without a credit facility. We are continuing to seek additional debt or equity financing and are continuing with the investment banker engaged for that purpose. As of November 14, 2001 the Company has not borrowed against this facility.

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

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
                                                                   -------------            -------------
                                                                    2001        2000        2001        2000
                                                                    ----        ----        ----        ----
Revenue:
    Americas                                                    $ 22,609    $ 20,872    $ 58,290    $ 61,980
    EMEA                                                          10,976      10,083      30,595      33,543
    APAC                                                           1,406       1,248       3,402       3,629
                                                                --------    --------    --------    --------
      Total                                                     $ 34,991    $ 32,203    $ 92,287    $ 99,152
                                                                ========    ========    ========    ========
  Operating income (loss) before amortization of intangibles:
    Americas (including corporate)                              $ (2,078)   $ (7,435)   $(23,404)   $ (9,347)
    EMEA                                                          (2,397)        403      (7,683)      3,623
    APAC                                                            (156)        368        (736)      1,166
                                                                --------    --------    --------    --------
          Total                                                   (4,631)     (6,664)    (31,823)     (4,558)
                                                                --------    --------    --------    --------
Amortization of intangibles                                       (6,944)    (11,829)    (20,833)    (35,057)
Other income (expense), net                                         (174)        160         (22)        454
Provision (benefit) for income taxes                                 200      (9,694)      2,622      (1,237)
                                                                --------    --------    --------    --------
Net loss                                                        $(11,949)   $ (8,639)   $(55,300)   $(37,924)
                                                                ========    ========    ========    ========

Total assets:                                                               As of September 30,
                                                                            -------------------
                                                                        2001                    2000
                                                                        ----                    ----
Americas                                                             $ 36,747                $ 88,575
EMEA                                                                   78,236                 117,874
APAC                                                                    1,988                   2,655
                                                                     --------                --------
                                                                     $116,971                $209,104
                                                                     ========                ========

(9) INCOME TAXES

During the second quarter of 2001, the Company determined that taxable income for the full year of 2001 was unlikely to be sufficient to support the full value of the U.S. federal and state deferred tax assets. As a result, for the quarter ended June 30, 2001, the valuation allowance was increased to cover all U.S. federal and state deferred tax assets.

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

In addition, certain litigation of a nature considered normal to its business is pending against the Company. See Item 1 in Part II of this filing for a discussion of significant legal proceedings. While acknowledging the uncertainties of litigation, management believes that these matters will be resolved without a material adverse effect on the Company's financial position or results of operations.

(11) RECENT ACCOUNTING PRONOUNCEMENTS

During July 2001 the Financial Accounting Standards Board (FASB) issued Statements No. 141, "Business Combinations," (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets," (SFAS 142).

SFAS 141, addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Statement also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement is not expected to have a material effect on the Company's financial position or results of operations.

SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets" and addresses financial accounting and reporting for acquired goodwill and other intangible assets. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under Statement 142 goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of Statement 141, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under Statement 141 will be reclassified to goodwill. Companies are required to adopt Statement 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of Statement 142, companies will be required to perform a transitional goodwill impairment assessment. SFAS 142 is expected to have a material effect upon the Company's results of operations, however, the extent of the impact has not been determined as of September 30, 2001.

During August 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business. SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 provides guidance on how a long-lived asset that is used as part of group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present the discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Companies are required to adopt SFAS 144 for fiscal years beginning after December 15, 2001. SFAS 144 is not expected to have a material effect on the Company's financial position or results of operations.

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

Mercator provides comprehensive business integration software solutions to customers around the world. In April 2001 we initiated a corporate restructuring to strategically align our personnel and operations with our differentiated product and market strengths. We now align the sale of our business integration solutions to leading global enterprises in four select vertical markets: (i) financial services, (ii) product intensive enterprises including manufacturing, retail and distribution companies, (iii) telecommunications, utilities and energy, and (iv) healthcare. We sell our solutions through a direct sales force organized into three global geographic regions: Americas (North America, Central and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). We also use strategic business partners, such as global systems integrators and value-added resellers, to distribute our industry-specific solutions to their clients.

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

Although not indicative in our year-to-date results, we believe that software licensing revenues should account for a larger portion of total revenues in the future than services and maintenance revenues. We intend to continue to increase the scope of service offerings insofar as it supports the growth of software licensing revenues. We derive maintenance revenues from initial software licensing contracts as well as the renewal of technical support arrangements related to these contracts.

The size of orders can range from a few thousand dollars to over $5.0 million per order. The loss or delay of large individual orders, therefore, can have a significant impact on revenue and other quarterly results. In addition, we generally recognize a substantial portion of our quarterly software licensing revenues in the last month of each quarter, and as a result, revenue for any particular quarter may be difficult to predict in advance. Because operating expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by increased revenue, operating results would be materially and adversely impacted. As a result of these and other factors, operating results for any quarter are subject to variation, and period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:

                                                 Three Months Ended    Nine Months Ended
                                                     September 30,       September 30,
                                                     -------------       -------------
                                                 2001        2000        2001        2000
                                                 ----        ----        ----        ----
Revenues:
     Software licensing                          53.2%       51.8%       46.8%       55.9%
     Services                                    22.6        26.8        26.2        24.3
     Maintenance                                 24.2        21.4        27.0        19.8
                                                -----       -----       -----       -----
         Total revenues                         100.0       100.0       100.0       100.0
                                                -----       -----       -----       -----
Cost of revenues:
     Software licensing                           0.4         0.6         0.8         0.8
     Services                                    19.7        20.0        22.5        18.1
     Maintenance                                  4.9         6.0         5.8         5.0
                                                -----       -----       -----       -----
         Total cost of revenues                  25.0        26.6        29.1        23.9
                                                -----       -----       -----       -----

Gross profit                                     75.0        73.4        70.9        76.1
                                                -----       -----       -----       -----
Operating expenses:
     Product development                         12.9        17.2        16.4        15.9
     Selling and marketing                       46.4        53.3        54.4        48.7
     General and administrative                  20.9        23.6        25.8        16.1
     Amortization of intangibles                 19.9        36.7        22.6        35.4
     Restructuring charge                         8.0          --         8.8          --
                                                -----       -----       -----       -----
         Total operating expenses               108.1       130.8       128.0       116.1
                                                -----       -----       -----       -----
Operating loss                                  (33.1)      (57.4)      (57.1)      (40.0)
Other income (expense), net                      (0.5)        0.5          --         0.5
                                                -----       -----       -----       -----
Loss before income taxes                        (33.6)      (56.9)      (57.1)      (39.5)
Provision (benefit) for income taxes              0.6       (30.1)        2.8        (1.2)
                                                -----       -----       -----       -----
Net Loss                                        (34.2)%     (26.8)%     (59.9)%     (38.3)%
                                                =====       =====       =====       =====
Gross profit (as percent of related revenue):
     Software licensing                          99.2%       98.9%       98.3%       98.5%
     Services                                    13.2%       24.1%       14.2%       25.7%
     Maintenance                                 79.8%       73.6%       78.6%       75.1%


THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED WITH THE QUARTER ENDED SEPTEMBER 30, 2000

During the third quarter of 2001 we incurred a net (loss) of ($11.9 million) compared to a net (loss) of ($8.6 million) in the third quarter of 2000. Third quarter operating (loss) was ($11.6 million) in 2001 compared to ($18.5 million) in the same period of 2000. Our third quarter operating (loss) excluding amortization of intangibles and a restructuring charge improved to ($1.8 million) in 2001 compared to ($6.7 million) in the third quarter of 2000. This $4.9 million increase from third quarter 2000 to third quarter 2001 was the result of a $2.8 million increase in revenues resulting in a $2.6 million increase in gross profit, decreased general and administrative expenses of $0.3 million, decreased selling and marketing expenses of $1.0 million and decreased product development expenses of $1.0 million. Total gross profit margin improved to 75% in the third quarter of 2001 from 73% in the third quarter of 2000. Our general and administrative expenses reflect certain incremental expenses and reorganization costs, incurred beginning in the third quarter of 2000, which we believe should continue to decline in the fourth quarter of 2001. The restructuring charge was incurred in connection with our efforts in the second and third quarters to strategically align our personnel and operations with our product and market strengths.

REVENUES

Total Revenues. Our revenues are derived principally from three sources: (i) license fees for the use of our software products, (ii) fees for consulting services and training and (iii) fees for maintenance and technical support. Total revenues increased 9% to $35.0 million in the third quarter of 2001 from $32.2 million in the same period in 2000. Additionally, third quarter 2001 revenues increased 20% or $5.8 million from $29.2 million in the second quarter of 2001.

Software Licensing. Total software licensing revenues increased 12% from $16.7 million for the three months ended September 30, 2000 to $18.6 million for the three months ended September 30, 2001 as we began delivery of our new GSS product in September 2001. Americas' licensing revenues increased 4% from $12.0 million to $12.4 million, EMEA licensing revenues increased 37% from $4.0 million to $5.5 million and APAC licensing revenues increased 2% from $700,000 to $712,000. Sequentially, total software licensing revenues increased 43% from $13.0 million for the three months ended June 30, 2001 to $18.6 million for the three months ended September 30, 2001 primarily due to GSS related contracts, which were signed prior to July 1, 2001, but were completed with the delivery of our GSS product in September 2001.

Services. Services revenues decreased 8% from $8.6 million for the three months ended September 30, 2000 to $7.9 million for the three months ended September 30, 2001 primarily due to reduced service opportunities. Americas' services revenues decreased 5% from $4.7 million to $4.5 million, EMEA services revenues decreased 14% from $3.7 million to $3.1 million and APAC services revenues increased 20% from $250,000 to $300,000. However, total services revenues increased sequentially by 4% from $7.6 million for the three months ended June 30, 2001 to $7.9 million for the three months ended September 30, 2001.

Maintenance. Maintenance revenues increased 23% from $6.9 million for the three months ended September 30, 2000 to $8.5 million for the three months ended September 30, 2001. This growth is consistent with the growth in the worldwide customer base and the related renewals of annual maintenance contracts. Americas' maintenance revenues increased 37% from $4.1 million to $5.7 million, EMEA maintenance revenues decreased 2% from $2.5 million to $2.4 million and APAC maintenance revenues increased 32% from $299,000 to $394,000. Sequentially, total maintenance revenues decreased in the third quarter of 2001 by 1% or $82,000 from the second quarter of 2001.

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

Cost of Software Licensing. Total software licensing costs decreased 17% from $182,000 for the three months ended September 30, 2000 to $152,000 for the three months ended September 30, 2001. This decrease is a result of expanded electronic transmission of our software over the internet. Software licensing gross margin remained strong at 99% for the three months ended September 30, 2000 and for the three months ended September 30, 2001. Total software licensing gross profit increased 12% from $16.5 million in the third quarter of 2000 to $18.5 million in the third quarter of 2001. Sequentially, total software licensing gross profit increased 46% from $12.6 million in the second quarter of 2001 to $18.5 million in the third quarter of 2001.

Cost of Services. Total cost of services increased 5% from $6.6 million for the three months ended September 30, 2000 to $6.9 million for the three months ended September 30, 2001. This increase was due primarily to the growth in the number of services personnel on staff over the past year. As a result of the decline in services revenues noted above, we reduced the number of services personnel as part of restructuring activities in the third quarter. However, as these cost reductions will not take full effect until the fourth quarter, total services gross margin decreased from 24% for the three months ended September 30, 2000 to 13% for the three months ended September 30, 2001. Services gross margin for Americas decreased from 19% to 2% due primarily to lower revenues and the redeployment of certain technical staff to the services department, related training costs and lower productivity rates. Services gross margin for EMEA decreased from 33% to 30% primarily due to reduced billable work assignments. Services gross margin for APAC increased from (6%) to 15% due primarily to the increased billable work assignments.

Cost of Maintenance. Total cost of maintenance decreased 6% from $1.8 million for the three months ended September 30, 2000 to $1.7 million for the three months ended September 30, 2001 as a result of reduced personnel costs as part of current year restructuring activities. Total maintenance gross margin increased from 74% for the three months ended September 30, 2000 to 80% for the three months ended September 30, 2001. Maintenance gross margin increased from 67% to 83% in the Americas, decreased from 81% to 73% in EMEA and decreased from 97% to 73% in APAC.

OPERATING EXPENSES

Total Operating Expenses. Total operating expenses declined 10% from $42.1 million for the three months ended September 30, 2000 to $37.8 million for the three months ended September 30, 2001. Sequentially, total operating expenses declined 11% from $42.7 million in the second quarter of 2001 to $37.8 million in the third quarter of 2001. These decreases are a result of the expense rationalization and expense management actions initiated as part of current year restructuring activities.

Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products. These expenses consist primarily of salaries, recruiting, other personnel-related costs, depreciation of development equipment, supplies, travel, allocated facilities and allocated communication costs.

Total product development expenses decreased 18% from $5.5 million for the three months ended September 30, 2000 to $4.5 million for the three months ended September 30, 2001 due to reduced outside contractor costs as a result of current year restructuring activities. Americas' development expenses decreased 20% from $4.2 million to $3.4 million, EMEA development expenses decreased 14% from $1.3 million to $1.1 million and APAC had no development expenses in either year.

We believe that a significant level of research and development expenditures is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to research and development. We expect that the dollar amount of research and development expenses will remain significant. To date, all research and development expenditures have been expensed as incurred.

Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product literature, allocated facilities and allocated communications costs.

Total selling and marketing expenses decreased 6% from $17.2 million for the three months ended September 30, 2000 to $16.2 million for the three months ended September 30, 2001. This decrease reverses the prior trend of continued increased selling and marketing costs as we shifted our focus from increasing our sales force to targeting certain key markets where our products have particular value. Americas' selling and marketing expenses decreased 32% from $12.3 million to $8.4 million primarily due to a reduced sales force. EMEA selling and marketing expenses increased 53% from $4.6 million to $7.1 million due to market expansion activities in continental Europe. APAC selling and marketing expenses increased 138% from $314,000 to $746,000 as a result of market expansion activities.

General and Administrative. General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for the Company's administrative, executive, and finance personnel as well as outside legal, consulting, tax services and audit fees.

Total general and administrative expenses decreased 4% from $7.6 million for the three months ended September 30, 2000 to $7.3 million for the three months ended September 30, 2001 primarily due to decreased personnel as a result of current year restructuring activities. Americas' general and administrative expenses, which includes corporate headquarters costs, decreased 18% from $6.5 million to $5.3 million, EMEA general and administrative expenses increased 100% from $0.8 million to $1.5 million and APAC general and administrative expenses increased 51% from $299,000 to $452,000.

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

Amortization expense decreased from $11.8 million for the three months ended September 30, 2000 to $6.9 million for the three months ended September 30, 2001, as a result of the intangible impairment charge we recorded in the fourth quarter of 2000. As of September 30, 2001 Mercator had net intangible assets of $60.7 million as compared to $132.6 million one year ago.

Restructuring Charge. The restructuring charge of $2.8 million for the three months ending September 30, 2001 consists of $0.5 million in severance-related costs and $2.3 million to accrue for losses related to leased space no longer required due to a reduction in our workforce during the quarter. The Americas' restructuring charge was $2.2 million and the EMEA restructuring charge was $0.6 million. At September 30, 2001, $2.7 million of the unpaid restructuring charge was included in accrued expenses and other current liabilities and $2.8 million was included in other long-term liabilities.

OTHER INCOME, NET

Total net interest income decreased from $160,000 for the three months ended September 30, 2000 to net interest expense of $174,000 for the three months ended September 30, 2001, due to the use of cash to fund operating losses, including the expansion of worldwide operations, and the subsequent reduction of interest bearing investments. This decrease is also due to fees in connection with a $15 million credit facility with Silicon Valley Bank.

TAXES

The provision (benefit) for income taxes was $0.2 million for the three months ended September 30, 2001 as compared to ($9.7 million) for the three months ended September 30, 2000. The provision for income taxes is based on the anticipated effective tax rates and taxable income for the full year taking into account each jurisdiction in which the Company operates. The difference between the Company's effective tax rate and the U.S. statutory rate is primarily attributable to $5.8 million of non-deductible goodwill amortization and the effect of certain expected full-year foreign taxable losses for the quarter ended September 30, 2001 and $9.8 million of non-deductible goodwill amortization for the quarter ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

During the first nine months of 2001 we incurred a net (loss) of ($55.3 million) compared to a net (loss) of ($37.9 million) in the first nine months of 2000. The first nine months operating (loss) was ($52.7 million) in 2001 compared to ($39.6 million) in the same period of 2000. Our first nine months operating income (loss) excluding amortization of intangibles and a restructuring charge was ($23.7 million) in 2001 compared to ($4.6 million) in the same period of 2000. This $19.1 million decrease from the first nine months of 2000 to the first nine months of 2001 was primarily the result of a $10.1 million decrease in gross profit and increased general and administrative expenses of $7.9 million. The decline in gross profit was primarily due to a $12.3 million decline in software licensing revenues. Our general and administrative expenses reflect certain incremental expenses and reorganization costs, incurred beginning in the third quarter of 2000, but which we believe should continue to decline in the fourth quarter of 2001. The restructuring charge was incurred in connection with our efforts in the second and third quarters to strategically align our personnel and operations with our product and market strengths.

REVENUES

Total Revenues. Our revenues are derived principally from three sources: (i) license fees for the use of our software products, (ii) fees for consulting services and training and (iii) fees for maintenance and technical support. Total revenues decreased 7% to $92.3 million in the first nine months of 2001 from $99.2 million in the same period of 2000.

Software Licensing. Total software licensing revenues decreased 22% from $55.4 million for the nine months ended September 30, 2000 to $43.1 million for the nine months ended September 30, 2001. Continued weak economic conditions and customers delaying purchasing decisions on larger deals negatively impacted software licensing revenues in each region. Americas' licensing revenues decreased 21% from $36.6 million to $28.9 million, EMEA licensing revenues decreased 24% from $16.5 million to $12.6 million and APAC licensing revenues decreased 30% from $2.3 million to $1.6 million.

Services. Services revenues were $24.2 million for the nine months ended September 30, 2000 and for the nine months ended September 30, 2001. Americas' services revenues decreased marginally from $13.5 million to $13.1 million, EMEA services revenues increased marginally from $10.1 million to $10.3 million and APAC services revenues increased 37% from $576,000 to $789,000.

Maintenance. Maintenance revenues increased 27% from $19.6 million for the nine months ended September 30, 2000 to $24.9 million for the nine months ended September 30, 2001. This growth is consistent with the growth in the worldwide customer base and the related renewals of annual maintenance contracts. Americas' maintenance revenues increased 36% from $11.9 million to $16.3 million, EMEA maintenance revenues increased 11% from $7.0 million to $7.7 million and APAC maintenance revenues increased 38% from $693,000 to $959,000.

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

Cost of Software Licensing. Total software licensing costs decreased 10% from $835,000 for the nine months ended September 30, 2000 to $753,000 for the nine months ended September 30, 2001. This decrease is consistent with lower delivery costs connected with fewer software shipments and expanded electronic transmission of our software over the internet. Software licensing gross margin remained steady at 98% for the nine months ended September 30, 2000 and 2001.

Cost of Services. Total cost of services increased 16% from $17.9 million for the nine months ended September 30, 2000 to $20.8 million for the nine months ended September 30, 2001. This increase was primarily due to a higher services headcount this year compared to last year. Consequently, total services gross margin decreased from 26% for the nine months ended September 30, 2000 to 14% for the nine months ended September 30, 2001. As part of the restructuring activities in the current year, we have reduced the number of services personnel. Services gross margin for Americas decreased from 24% to 4%. Services gross margin for EMEA remained flat at 30%. Services gross margin for APAC decreased from (8%) to (16%) due primarily to the addition of services personnel in advance of billable work assignments.

Cost of Maintenance. Total cost of maintenance increased 9% from $4.9 million for the nine months ended September 30, 2000 to $5.3 million for the nine months ended September 30, 2001 as we added resources to support our increased customer base worldwide. Total maintenance gross margin increased from 75% for the nine months ended September 30, 2000 to 79% for the nine months ended September 30, 2001. Maintenance gross margin increased from 71% to 81% in the Americas, decreased from 81% to 75% in EMEA and decreased from 87% to 73% in APAC.

OPERATING EXPENSES

Product Development. Product development expenses include expenses associated with the development of new products and enhancements to existing products. These expenses consist primarily of salaries, recruiting, other personnel-related costs, depreciation of development equipment, supplies, travel, allocated facilities and allocated communication costs.

Total product development expenses decreased 4% from $15.7 million for the nine months ended September 30, 2000 to $15.1 million for the nine months ended September 30, 2001. Americas' development expenses decreased 3% from $11.2 million to $10.9 million. EMEA development expenses decreased 6% from $4.5 million to $4.2 million and APAC had no development expenses in either year.

We believe that a significant level of research and development expenditures is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to research and development. We expect that the dollar amount of research and development expenses will remain significant. To date, all research and development expenditures have been expensed as incurred.

Selling and Marketing. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product literature, allocated facilities and allocated communications costs.

Total selling and marketing expenses increased 4% from $48.3 million for the nine months ended September 30, 2000 to $50.2 million for the nine months ended September 30, 2001. This increase was due to higher compensation expenses in the first quarter of 2001 related to the growing sales force. However, we halted this trend in the second and third quarters of 2001 as we focused on our targeted vertical market strategy and reduced the size of our sales force. Americas' selling and marketing expenses decreased 15% from $33.5 million to $28.6 million primarily due to a reduced sales force and lower commission expense related to lower revenues. EMEA selling and marketing expenses increased 46% from $13.8 million to $20.1 million despite lower revenues due to market expansion activities in continental Europe. APAC selling and marketing expenses increased 75% from $861,000 to $1.5 million as a result of market expansion activities.

General and Administrative. General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for the Company's administrative, executive, and finance personnel as well as outside legal, consulting, tax services and audit fees.

Total general and administrative expenses increased 49% from $16.0 million for the nine months ended September 30, 2000 to $23.9 million for the nine months ended September 30, 2001. This increase is primarily due to increased incremental legal, accounting and consulting fees, turnover costs related to senior management as well as other administrative costs incurred to support our worldwide growth. We believe the incremental legal, accounting, consulting and turnover costs should decline beginning in the fourth quarter of 2001. Americas' general and administrative expenses, which includes corporate headquarters costs, increased 53% from $12.3 million to $18.8 million, EMEA general and administrative expenses increased 26% from $3.0 million to $3.8 million and APAC general and administrative expenses increased 80% from $741,000 to $1.3 million.

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

Amortization expense decreased from $35.1 million for the nine months ended September 30, 2000 to $20.8 million for the nine months ended September 30, 2001, as a result of the intangible impairment charge we recorded in the fourth quarter of 2000. As of September 30, 2001 Mercator had net intangible assets of $60.7 million as compared to $132.6 million one year ago.

Restructuring Charge. The restructuring charge of $8.1 million for the nine months ending September 30, 2001 consists of $2.9 million in severance-related costs and $5.2 million to accrue for lease payments associated with leased space no longer required due to reductions in our workforce during the second and third quarters of 2001. The Americas restructuring charge was $7.2 million and the EMEA restructuring charge was $0.9 million. At September 30, 2001 $2.7 million of the unpaid restructuring charge was included in accrued expenses and other current liabilities and $2.8 million was included in other long-term liabilities.

OTHER INCOME, NET

Total net interest income decreased from $454,000 for the nine months ended September 30, 2000 to net interest expense of $22,000 for the nine months ended September 30, 2001, due to the use of cash to fund operating losses, including the expansion of worldwide operations, the subsequent reduction of interest bearing investments and borrowing costs related to terminating the Fleet Bank credit line facility in the first quarter of 2001. This decrease is also due to fees in connection with a $15 million credit facility with Silicon Valley Bank.

TAXES

The provision (benefit) for income taxes was $2.6 million for the nine months ended September 30, 2001 as compared to ($1.2 million) for the nine months ended September 30, 2000. The provision (benefit) for income taxes is based on the anticipated effective tax rates and taxable income for the full year taking into account each jurisdiction in which the Company operates. During the second quarter of 2001, we determined that taxable income for the full year of 2001 was unlikely to be sufficient to support the full value of the U.S. federal and state deferred tax assets. Consequently, our 2001 nine months tax provision includes a full valuation reserve for that asset. The difference between the Company's effective tax rate and the U.S. statutory rate is primarily attributable to $17.4 million of non-deductible goodwill amortization and the effect of certain expected full-year foreign taxable losses for the nine months ended September 30, 2001 and $29 million of non-deductible goodwill amortization for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. On September 30, 2001 we had cash of $7.3 million and a net working capital deficit of ($7.8 million). Net working capital at December 31, 2000 was $23.4 million including cash and marketable securities of $21.7 million. The $31.2 million decrease in working capital was caused primarily by a $14.5 million decrease in cash and marketable securities, an $8.2 million decrease in net accounts receivable and a $4.2 million increase in current deferred revenues.

Net accounts receivable decreased from $38.9 million at December 31, 2000 to $30.7 million at September 30, 2001 due primarily to a $4 million decrease in revenues between the quarters then ended and improved collections, partially offset by a $4.8 million increase in deferred revenue. The number of days sales in net accounts receivable decreased from 89 at December 31, 2000 to 79 at September 30, 2001 due primarily to the $8.2 million decrease in net accounts receivable partially offset by the $4 million decrease in revenue for the quarter then ended. The number of days sales in net accounts receivable of 79 at September 30, 2001 was down from 93 at June 30, 2001.

Operating activities used net cash of $11.7 million during the nine months ended September 30, 2001 compared to providing net cash of $8.8 million during the nine months ended September 30, 2000. Of the $55 million net loss for the nine months ended September 30, 2001, $30 million resulted from non-cash expenses, primarily intangibles amortization, depreciation and restructuring charges. The cash used to fund the remaining $25 million loss was offset primarily by cash provided from an $8 million decrease in net accounts receivable and a $5 million increase in deferred revenue. For the nine months ended September 30, 2000 the net loss of $38 million was caused primarily by non-cash expenses of $38 million of intangibles amortization and depreciation.

During the second and third quarters of 2001 we initiated strategic restructurings and reorganizations, which eliminated 226 full-time positions throughout the Company. We consider these positions to be unnecessary to support current levels of revenues and product development because of our new focus on targeting select vertical markets. Consequently we expect that costs of services and product development, selling, marketing and general and administrative expenses related to personnel should be lower in the future. These staffing reductions resulted in $0.5 million in severance costs for the quarter ending September 30, 2001. In addition, we accrued $2.3 million in losses related to leased space no longer required due to this reduction in our workforce.

Investing Activities. Investing activities consumed cash of $2.2 million during the nine months ended September 30, 2001 compared to $2.4 million during the nine months ended September 30, 2000. Investing activities in the first nine months of 2001 included a $4.1 million investment in furniture, fixtures and equipment, a $1.5 million increase in the restricted collateral deposit in connection with a facility lease partially offset by a $3.4 million liquidation of investments in marketable securities. Investing activities in the first nine months of 2000 included a $4.4 million investment in furniture, fixtures and equipment partially offset by a $2.1 million liquidation of investments in marketable securities.

Capital expenditures have been, and future capital expenditures are anticipated to be primarily for facilities, computer equipment and software to support our operations. Certain computer equipment used in development activities may be available through operating leases. In January 2001, pursuant to a new headquarters facility lease agreement, we increased the letter of credit to $2.5 million and the related restricted collateral deposit to $3.0 million. We are currently seeking to sublease a majority of this space and other surplus office space to third parties. As of September 30, 2001 we had no material commitments for capital expenditures.

Financing Activities. Financing activities generated cash of $3.4 million during the nine months ended September 30, 2001 compared to $5.9 million during the nine months ended September 30, 2000. Financing activities in the first nine months of 2001 generated cash of $1.6 million from a sale of restricted common stock and $1.7 million from employee stock plan purchases. Financing activities in the first nine months of 2000 generated cash of $3.1 million from employee stock option exercises and $2.8 million from employee stock plan purchases.

In June 2001 we finalized a $15 million credit facility with Silicon Valley Bank. This facility is secured by certain receivables and will be capped at $10 million until we generate positive EBITDA in a fiscal quarter. Once this event occurs and we continue to generate positive EBITDA, the facility should remain at $15 million. In November 2001, Silicon Valley Bank agreed in principle to modify certain terms of the credit facility (including eliminating the capitalization requirement and extending the expiration date to December 2002). This modification is subject to execution of definitive agreements. If, for any reason, the Company does not complete an agreement with regard to the proposed modifications, the Company may be in default under the credit facility. Such default, if uncured, could result in the Company being required to pay a substantial termination fee and operating for some period of time without a credit facility. We are continuing to seek additional debt or equity financing and are continuing with the investment banker engaged for that purpose. As of November 14, 2001 we have not borrowed against this facility.

We believe that current cash and cash equivalent balances, combined with net cash generated from operations, should be sufficient to meet anticipated needs for working capital and capital expenditures through December 31, 2001. However, recognizing the potential for a cash shortfall during the remainder of the year, we established the credit facility with Silicon Valley Bank as described above. We believe that, even in the event of an uncured default as described above, the Company should be able to continue its operations, but, as noted, continues to pursue alternative sources of financing to support growth opportunities and other needs that may exceed cash resources available from operations and the credit facility. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and cash that may be generated from operations and the sources noted above are insufficient to satisfy our liquidity requirements, we will likely seek to sell additional debt or equity securities. The sale of additional equity or equity-related securities, if achieved, would result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue debt or additional equity securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all. A failure to obtain such financing may adversely impact our business.

CONVERSION TO A SINGLE EUROPEAN CURRENCY

We generate revenues in a number of foreign countries. However, as the majority of foreign license contracts are denominated in US dollars, we do not expect conversion to a single European currency to have a material impact on our financial results.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our cash resources may be insufficient to sustain operations.

We believe that current cash and cash equivalent balances, combined with net cash generated from operations, should be sufficient to meet anticipated needs for working capital and capital expenditures through December 31, 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and cash that may be generated from operations and the credit line facility are insufficient to satisfy our liquidity requirements, we will likely seek to sell additional debt or equity securities. The sale of additional equity or equity-related securities would result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue debt or additional equity securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Our quarterly and annual operating results are volatile, difficult to predict and may cause our stock price to fluctuate.

Our quarterly and annual operating results have varied significantly in the past and are expected to do so in the future. In addition, our recent restructuring plan that has been put in place is unproven, and could result in increased volatility and have an adverse affect on our stock price. We believe that investors should not rely on period-to-period comparisons of our results of operations, as they are not necessarily indications of our future performance. In some future periods, our results of operations may be below the expectation of public market analysts and investors. We have had operating losses in the first, second and third quarters of 2001 and may continue to have losses in the future. In addition, we may not reach our expectations of returning to profitability in the fourth quarter of 2001. In these cases, the price of our common stock would likely decline.

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

We have taken and expect to continue to take remedial measures to address any slowdown in the market for our Mercator products, which could have long-term effects on our business.

In particular, we have reduced our workforce and reduced our planned capital expenditure and expense budgets. These measures will reduce our expenses. However, each of these measures could have long-term effects on our business including but not limited to reducing our pool of technical talent, decreasing or slowing improvements in our products, and making it more difficult for us to respond to customers.

Investors, customers and vendors may react adversely to change in our Company.

Our success depends in large part on the support of investors, key customers and vendors who may react adversely to changes in our company since the restatement of our first quarter 2000 earnings and the adjustment to previously disclosed second quarter 2000 results. Many members of our senior management have joined us since January 2001. It will take time and resources for these individuals to effect change within our organization and during this period our vendors and customers may re-examine their willingness to do business with us. If we are unable to retain and attract our existing and new customers and vendors, our business, operating results and financial condition could be materially adversely affected.

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

As a result of recent unfavorable economic conditions and reduced capital spending, software licensing revenues have declined year to date as a percentage of our total revenues as compared to the prior year. In particular, sales to e-commerce and internet businesses, value-added resellers and independent software vendors were impacted during the first, second and third fiscal quarters of 2001. If the economic conditions in the United States worsen, or if a wider global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

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

We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or product enhancements. We have in the past experienced delays in the introduction of product enhancements and new products and we may experience delays in the future. We furthermore, as the number of applications, systems and platforms supported by our products increases, could experience difficulties in developing, on a timely basis, product enhancements which address the increased number of new versions of applications, systems or platforms served by our existing products. If we fail, for technological or other reasons, to develop and introduce product enhancements or new products in a timely and cost-effective manner or if we experience any significant delays in product development or introduction, our customers may delay or decide against purchases of our products, which could harm our business.

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

An integral part of our strategy is to expand our indirect sales channels, including strategic partners, value-added resellers, independent software vendors, systems integrators and distributors. This channel is accounting for a growing percentage of our total revenues and we are increasing resources dedicated to developing and expanding these indirect distribution channels. We may not be successful in expanding the number of indirect distribution channels for our products. If we are successful in increasing our sales through indirect sales channels, we expect that those sales will be at lower per unit prices than sales through direct channels, and revenue we receive for each sale will be less than if we had licensed the same product to the customer directly.

Selling through indirect channels may also limit our contact with our customers. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered.

Even if we successfully expand our indirect distribution channels, any new strategic partners, value added resellers, independent software vendors, system integrators or distributors may offer competing products, or have no minimum purchase requirements of our products. These third parties may also not have the technical expertise required to market and support our products successfully. If the third parties do not provide adequate levels of services and technical support, our customers could become dissatisfied, and we may have to devote additional resources for customer support. Our brand name and reputation could be harmed. Selling products through indirect sales channels could cause conflicts with the selling efforts of our direct sales force.

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

International revenues accounted for approximately 29% of our total revenues for 1999 compared to approximately 38% of our total revenues for 2000 and 37% of our total revenues in the first nine months of 2001. Continued expansion of our international sales and marketing efforts will require significant management attention and financial resources. We also expect to commit additional time and development resources to customizing our products for selected international markets and to developing international sales and support channels. International operations involve a number of additional risks, including the following:

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

Congress has passed legislation and several more bills have been sponsored in both the House and Senate that are designed to regulate various aspects of the internet, including, for example, on-line content, copyright infringement, user privacy, and taxation. In addition, federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate aspects of the internet, including libel, pricing, quality of products and services, and intellectual property ownership. The laws governing the use of the internet, in general, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws apply to the internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online by limiting the type and flow of information over the internet. The adoption or modification of laws or regulations relating to the internet could adversely affect our business.

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

Capacity constraints caused by growth in internet use may, unless resolved, impede further development of the internet to the extent that users experience delays, transmission errors and other difficulties. Further, the adoption of the internet for commerce and communications, particularly by those individuals and companies that have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new internet-based strategy that may make their existing personnel and infrastructure obsolete. If the necessary infrastructure, products, services or facilities are not developed, or if the internet does not become or remain a viable commercial medium, our business, results of operations and financial condition could be materially and adversely affected.

The United States Omnibus Appropriations Act of 1998, which placed a moratorium on taxes levied on internet access, expired October 21, 2001. Although similar federal legislation has been proposed, there can be no assurance that any such legislation will become law. Additionally, states may tax internet access resulting in increased cost to access the internet, resulting in a material adverse effect to our business.

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

Securities litigation.

As outlined below in Part II, Item 1, after the restatement of our first quarter 2000 earnings and the adjustment to previously disclosed second quarter 2000 results, the Company was named in a series of similar purported securities class action lawsuits. These lawsuits have now been consolidated into one matter. The amended complaint in the consolidated matter alleges violations of United States federal securities law through alleged material misrepresentations and omissions and seeks an unspecified award of damages. We believe that the allegations in the amended complaint are without merit, and we intend to contest them vigorously. However, there can be no guarantee as to the ultimate outcome of this pending litigation matter.

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

Foreign Currency Exchange Rates

Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the quarter ended September 30, 2001, 35% of our total revenue was generated from our international operations, and the net assets of our foreign subsidiaries totaled approximately 69% of consolidated net assets as of September 30, 2001. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in the United Kingdom, France, Germany, Sweden, Singapore, Hong Kong, and Australia. These foreign subsidiaries use local currencies as their functional currency, as certain sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar. We do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that this approach will be successful, especially in the event of a sudden and significant decline in the value of foreign currencies relative to the United States dollar.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about February 1, 2000, Mercator was named as a defendant and served with a complaint in an action entitled Carpet Co-Op of America Association, Inc., and FloorLINK, L.L.C. v. TSI International Software, Ltd., Civil Action No. 00CC-0231, pending in the Circuit Court of St. Louis County, Missouri (the "Missouri Action"). The complaint includes counts for breach of contract, fraud and negligent misrepresentation in connection with certain software implementation work provided under contract by Mercator. The plaintiffs allege that Mercator failed to provide and implement certain software products and designs within an alleged time requirement and misrepresented Mercator's ability to implement the products within that timeframe. The complaint seeks an unspecified damage amount in excess of $2 million. On or about March 30, 2000, plaintiffs in the Missouri Action filed an amended complaint adding a claim of negligence in connection with the contract. On April 10, 2000, Mercator filed a motion to dismiss the Missouri Action in its entirety, which was denied. Mercator denies liability and on March 30, 2000, Mercator filed an action entitled TSI International Software, Ltd. (d/b/a Mercator Software Inc.) v. Carpet Co-op of America Association, Inc. and FloorLink, LLC, Civil Action No. 300-CV-603 (SRU), in the United States District Court for the District of Connecticut (the "Connecticut Action"). The Connecticut Action asserts claims for copyright infringement, trademark infringement, unfair competition, misappropriation of trade secrets, breach of contract, fraud, unjust enrichment and violation of the Connecticut Unfair Trade Practices Act, in connection with the software implementation project at issue in the Missouri Action. The Mercator complaint in the Connecticut Action alleges that the defendants have failed to pay the more than $1.7 million still owed to Mercator under the contract, and that, during the course of the project, the defendants fraudulently misappropriated certain of Mercator's copyrighted software, trademarks and other software implementation related secrets. On May 9, 2000, the court in the Connecticut Action entered a Stipulated Injunction barring the defendants from using, copying or disclosing any of Mercator's copyrighted software, trademarks or other trade secrets or proprietary information. On May 12, 2000, the defendants filed a motion to dismiss the Connecticut Action. On December 15, 2000, the court in the Connecticut Action denied the defendants' motion to dismiss insofar as it related to Mercator's federal claims and, on March 21, 2001, the Connecticut Court denied the motion to dismiss as to the state law claims. On April 4, 2001, defendants filed an answer to Mercator's complaint along with counterclaims asserting substantially the same claims as those asserted in the Missouri Action. On May 1, 2001, Mercator filed a motion to dismiss defendants' counterclaims for fraud, negligent misrepresentation, and negligence and to strike defendants' prayers for consequential and punitive damages. The Connecticut Court denied this motion. Mercator believes that the allegations in defendants' counterclaims are without merit and intends to contest them vigorously.

Between August 23, 2000 and September 21, 2000 a series of fourteen purported securities class action lawsuits was filed in the United States District Court for the District of Connecticut, naming as defendants Mercator, Constance Galley and Ira Gerard. Kevin McKay was also named as a defendant in nine of these complaints. On or about November 24, 2000, these lawsuits were consolidated into one lawsuit captioned: In re Mercator Software, Inc. Securities Litigation, Master File No. 3:00-CV-1610 (GLG). The lead plaintiffs purport to represent a class of all persons who purchased Mercator's common stock from April 20, 2000 through and including August 21, 2000. Each complaint in the consolidated action alleges violations of Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and seeks an unspecified award of damages. On January 26, 2001 the lead plaintiffs filed an amended complaint in the consolidated matter with substantially the same allegations. Named as defendants in the amended complaint are Mercator, Constance Galley and Ira Gerard. The amended complaint in the consolidated action alleges violations of Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and seeks an unspecified award of damages. Mercator filed a motion to dismiss the amended complaint on March 12, 2001. The lead plaintiffs filed an opposition to Mercator's motion to dismiss on or about April 18, 2001, and Mercator filed its reply brief on May 7, 2001. The Court heard oral argument on the motion to dismiss on July 6, 2001. On September 13, 2001, the Court denied Mercator's motion to dismiss. Mercator believes that the allegations in the amended complaint are without merit and intends to contest them vigorously.

The company has been named as a defendant in an action filed on August 3, 2001 in the United States District Court for the Eastern District of Pennsylvania, entitled Ulrich Neubert v. Mercator Software, Inc., f/k/a TSI International Software, Ltd., Civil Action No. 01-CV-3961. The complaint alleges claims of breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, and fraud in connection with the Company's acquisition of Software Consulting Partners ("SCP") in November 1998. Neubert, who was the sole shareholder of SCP prior to November 1998, seeks purported damages of up to approximately $7.5 million, plus punitive damages and attorney's fees. The complaint has not yet been served. The Company believes that the allegations in the complaint are without merit and intends to contest the lawsuit vigorously.

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

On May 17, 2001, the 1997 Equity Incentive Plan was amended to increase the number of options Mercator may grant to its employees from 6,700,000 to 9,700,000 shares and on August 15, 2001 to modify the transferability provisions.

In June 2001, in connection with a secured credit facility, the Company issued a warrant to Silicon Valley Bank to purchase 220,000 shares of common stock at $4.00 per share. The number of shares that may be purchased with this warrant, along with the exercise price, are subject to adjustment based on certain anti-dilution provisions in the warrant agreement. In addition, the shares of common stock related to the warrant have certain registration rights. This warrant expires in June 2008. The fair value of this warrant was determined to be approximately $310,000 using the Black-Scholes pricing model and was charged to prepaid expenses as a loan origination fee and credited to additional paid-in capital in June 2001; the prepaid loan origination fees are being amortized to operations over the term of the secured credit facility agreement.

In June 2001, pursuant to an exemption from registration under section 4(2) of the Securities Act, as amended, the Company issued a warrant to purchase 101,694 shares of common stock at $4.00 per share in payment of $132,000 in advisory fees to a third party in connection with a strategic partnership agreement. These costs were expensed in the second quarter when counterparty performance was complete. This warrant expires in June 2004.

In June 2001, pursuant to an exemption from registration under section 4(2) of the Securities Act, as amended, the Company also issued a warrant to purchase 30,000 shares of common stock at $10.00 per share as payment for approximately $35,000 in certain advisory fees. These costs were expensed in the second quarter when counterparty performance was complete. This warrant expires in June 2003.

On September 17, 2001 the Company announced a voluntary option exchange program for its employees. This tender offer related to an offer to all eligible individuals to exchange all outstanding options granted under the Mercator Software, Inc. 1997 Equity Incentive Plan ("EIP") for new options to purchase shares of common stock under the EIP. Under the exchange program, for every two options tendered and cancelled, one new option will be issued. The new options will be granted no earlier than six months and one day after the cancellation and the exercise price of the new options will be the fair market value of the Company's common stock on the date of grant. The offer expired on October 19, 2001 and the Company accepted for cancellation options to purchase an aggregate of 1,100,062 shares from 239 option holders who participated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.    List of Exhibits

Exhibit     Description of Exhibit
-------     ----------------------

10.1        1997 Equity Incentive Plan, as amended

10.2 Agreement between the Registrant and David Linthicum, dated as of March 12, 2001

10.3        Agreement between the Registrant and Eileen Garry dated as of May
            25, 2001

10.4        Agreement between the Registrant and Ron Smith dated as of May 31,
            2001

10.5 Agreement between the Registrant and Robert J. Farrell dated as of June 13, 2001

10.6 Agreement between the Registrant and Kenneth J. Hall dated as of June 28, 2001

10.7 Agreement between the Registrant and Gregory G. O'Brien dated as of July 11, 2001

10.8 Agreement between the Registrant and Michael Wheeler dated as of August 16, 2001

10.9 Employment Agreement between the Registrant and Jill Donohoe dated as of September 13, 2001

10.10 Agreement between the Registrant and Mark Register dated as of September 18, 2001

10.11 Letter Agreement between the Registrant and Richard Applegate dated as of July 12, 2001

10.12 Separation and Release Agreement between the Registrant and Saydean Zeldin dated as of March 13, 2001

b.    Reports on Form 8-K

1. Current Report on Form 8-K, filed October 1, 2001 announcing date extension of funding requirement between Registrant and credit facility lender.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MERCATOR SOFTWARE, INC.

Dated: November 14, 2001          By:     /s/ Roy C. King
                                          ---------------

                                          Chairman, Chief Executive
                                          Officer and President

Dated: November 14, 2001          By:     /s/ Kenneth J. Hall
                                          -------------------

                                          Senior Vice-President, Chief
                                          Financial Officer and Treasurer

                                  EXHIBIT INDEX

a.    List of Exhibits

Exhibit     Description of Exhibit
------      ----------------------

10.1        1997 Equity Incentive Plan, as amended

10.2 Agreement between the Registrant and David Linthicum, dated as of March 12, 2001

10.3        Agreement between the Registrant and Eileen Garry dated as of May
            25, 2001

10.4        Agreement between the Registrant and Ron Smith dated as of May 31,
            2001

10.5 Agreement between the Registrant and Robert J. Farrell dated as of June 13, 2001

10.6 Agreement between the Registrant and Kenneth J. Hall dated as of June 28, 2001

10.7 Agreement between the Registrant and Gregory G. O'Brien dated as of July 11, 2001

10.8 Agreement between the Registrant and Michael Wheeler dated as of August 16, 2001

10.9 Agreement between the Registrant and Jill Donohoe dated as of September 13, 2001

10.10 Agreement between the Registrant and Mark Register dated as of September 18, 2001

10.11 Letter Agreement between the Registrant and Richard Applegate dated as of July 12, 2001

10.12 Separation and Release Agreement between the Registrant and Saydean Zeldin dated as of March 13, 2001

b.    Reports on Form 8-K

1. Current Report on Form 8-K, filed October 1, 2001 announcing date extension of funding requirement between Registrant and credit facility lender.