Form 10-K
period 2001-12-31
MERCATOR SOFTWARE INC
filed 2002-03-18
CIK 1039276

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001; or

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


               Registrant's telephone number, including area code:
                                  203-761-8600
        Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock,par value $.01 per share

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

                                 Yes [_] No [_]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 8, 2002 was approximately $184,662,245 based upon $5.46 per share, the last reported sale price of the Common Stock on the Nasdaq National Market on that date. As of March 8, 2002 there were 33,820,924 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                             MERCATOR SOFTWARE, INC.

                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS

PART I                                                                                                               Page
                                                                                                                     ----
Item 1.        Business                                                                                                3
Item 2.        Properties                                                                                             11
Item 3.        Legal Proceedings                                                                                      11
Item 4.        Submission of Matters to a Vote of Security Holders                                                    12

PART II

Item 5.        Market of Registrant's Common Equity and Related Stockholder Matters                                   13
Item 6.        Selected Financial Data                                                                                15
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations                  16
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                                             36
Item 8.        Financial Statements and Supplementary Data                                                            38
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                   38

PART III

Item 10.       Directors and Executive Officers of the Registrant                                                     39
Item 11.       Executive Compensation                                                                                 42
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                         46
Item 13.       Certain Relationships and Related Transactions                                                         48

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                        49

Signatures                                                                                                            50



Mercator Software, the Mercator Software logo, Mercator, Trading Partner, OnCall and KEY/MASTER are registered trademarks, and Mercator for R/3, Trading Partner PC, Trading Partner PC/32 and OnCall*EDI are trademarks of Mercator Software, Inc. This Report also contains trademarks and trade names of other companies.

                                     PART I

Forward-Looking Information

     We make statements in this report and the documents we incorporate by reference that are considered forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "plans" and other similar words. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements reflect our current views which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below and have discussed elsewhere in this report some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

          o our inability in developing and releasing new products or product enhancements;
          o    seasonal fluctuations in our revenues or results of operations;
          o    general economic conditions;
          o    competition from others;
          o    risks in expanding international operations; and
          o    other risk factors set forth under "Risk Factors."

     We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, and you should not rely on those statements.

ITEM 1.  BUSINESS

Overview

     Mercator Software, Inc., provides business integration software solutions to global enterprises. Our business integration solutions help customers link technologies and transactions throughout the extended enterprise and with external business partners in order to achieve improved speed, flexibility, efficiency, and return on investment in existing technology. Our solutions allow our customers to integrate disparate enterprise technologies, such as Enterprise Resource Planning ("ERP"), Customer Relations Management ("CRM"), and supply chain management ("SCM") applications, to allow for efficient transactions of business information in the form of electronic data within an enterprise and externally among its customers, suppliers and business partners.

     We have organized our business around three geographic regions: the Americas; Asia Pacific ("APAC"); and Europe, the Middle East and Africa ("EMEA"). Beginning in the second half of 2001, we began targeting customers in the financial services, healthcare, and manufacturing, retail and distribution industries by focusing our direct sales force on identified accounts within each of these vertical markets, in which we have a record of domain expertise. We also distribute our software solutions through strategic business partnerships, including global systems integrators, value-added resellers and other technology companies. In 2001, approximately 27% of our license revenues were generated through these strategic business partnerships. We estimate that since 1993 we have provided integration software to over 7,000 customers, with over 1,100 of those customers investing in enterprise-wide software and services.

     We were originally incorporated in Connecticut in 1985 as TSI International Software Ltd. and reincorporated in Delaware in 1993. Effective April 3, 2000, we changed our name to Mercator Software, Inc. Our principal executive offices are located at 45 Danbury Road, Wilton, Connecticut 06897, and the telephone number is (203) 761-8600.

     From inception through 1996 we operated primarily as a private domestic software company with limited direct sales activities in the United Kingdom and Canada. In 1997 we completed our initial public offering, which raised $25 million. In 1998 we completed a second public offering, which raised $22 million.

Acquisitions

     In November 1998, we acquired certain assets of Software Consulting Partners, a consulting firm with expertise in the implementation of ERP systems, for $5.9 million in Common Stock, assumed liabilities and acquisition costs.

     In March 1999, we acquired the Braid Group Limited ("Braid"), a provider of integration software products for straight-through processing of financial transactions in the international banking and securities markets. Braid was acquired for $30 million in cash, approximately $75.7 million in Common Stock and options, excluding approximately $20 million in contingent consideration to be paid upon the achievement of certain revenue goals, and approximately $4.5 million in acquisition costs. Braid is based in the United Kingdom, with operations in the Asia Pacific area.

     The acquisition of Braid gave us domain expertise and an established customer base in the financial services market to accelerate opportunities for our Mercator enterprise application integration ("EAI") software. Braid's strength in the financial services market provided us with a significant opportunity to sell our Mercator products to Braid customers and, in turn, provided us with the opportunity to use the Braid brand name and products to extend our reach into the financial services markets in the United States. In addition, Braid extended our distribution capabilities in Europe and Asia Pacific.

     Shortly after the March 1999 acquisition of Braid, the joint Mercator and Braid research and development teams focused on the development and delivery of a product that combined the Braid Messenger technology with the Mercator integration product. That product, Mercator FS, was delivered in June 1999 and began to be licensed in the third quarter of 1999. By the fourth quarter of 1999, the strategy of combining Messenger with the Mercator integration product proved to be a success as revenues grew, with approximately half of the license revenue to financial services customers being generated by Mercator-based products. Licensing of the acquired Braid products continued, mostly in previously penetrated Braid geographic markets. The success of this strategy, which continued during the first half of 2000, allowed Braid to achieve license revenues (including revenues for both Mercator and Braid products), which exceeded the operating targets established at the date of acquisition. Accordingly, the contingent consideration referred to above was paid in April 2000 by the issuance of 218,302 shares of Common Stock, valued at $15.6 million. In October 2000, an additional cash payment of $1.7 million was made to the Braid shareholders as the final component of contingent consideration.

     Early in 2000, we introduced Mercator Commerce Broker, which was licensed to financial services customers with an add-on module, FS Manager. This was the next generation of the Mercator FS product. Licensing of this product continued until the third quarter of 2001 when Mercator GSS for straight-through processing was released. During the year 2000, while the sale of Mercator Commerce Broker with the FS Manager add-on continued, revenue from certain other acquired Braid products did not materialize. After our decline in licensing revenues in the third quarter of 2000, and management changes in the fourth quarter, it was necessary for us to evaluate allocation of resources to products that were not generating significant revenue streams. During the fourth quarter we re-evaluated the opportunity for the Braid Nimbus and Freeway products and elected to discontinue support of these products to focus on the core Mercator products. The continued joint development of the core Mercator products and our significant ongoing focus on the financial services market are discussed further below.

     In September 1999, we acquired Novera Software Inc. ("Novera"), a developer of Web application integration solutions based on an application server platform. We purchased all of the outstanding shares of capital stock of Novera for approximately $58.2 million, which included the issuance of 1,789,916 shares of our Common Stock, the issuance of 369,142 stock options and acquisition costs of approximately $2.0 million.

     The acquisition of Novera gave us the ability to combine Mercator's EAI software with Novera's web-based application server technology to deliver a web-based integration software product. The Novera acquisition also provided us with an office based in Burlington, MA including an experienced research and development team of Java programmers, as well as a sales and marketing force.

     Novera's operations were integrated into Mercator's operations upon completion of the acquisition and its sales and marketing force was combined with Mercator's to market and sell the entire Mercator and Novera product lines. Novera technology was added to Mercator's integration software and marketed under the name Web Broker. This new product was available for customer purchase in January 2000 and resulted in revenues of approximately $0.1 million in 2000. Revenues of the stand-alone Novera application software were approximately $0.2 million in fiscal 2000.

     In the second quarter of 2000, we began developing a new product (Web Integrator) with functionality similar to Web Broker, but with technology that did not include the Novera technology. The purpose of Web Integrator was to permit customers to integrate their existing Web application server technology with Mercator's Broker products rather than using Web Broker, which contained what could be considered as redundant Web application server technology in the form of the Novera technology. Web Integrator was tested and we began licensing to customers in the third quarter of 2000.

     In October 2000, the Company announced a plan to reduce office space and costs by consolidating research efforts into our Boca Raton, FL facility effective December 31, 2000. Burlington research and development personnel were invited to apply for open positions in Boca Raton and were also given incentives to complete in-process projects by December 31, 2000. The existing Burlington lease expired in November 2000 and a 14-month lease was signed for smaller space for the sales and marketing personnel. All research and development personnel from Novera left the Company by December 2000 and accumulated Novera documentation was transferred to Boca Raton. Concurrent with the departure of Burlington research and development personnel, we determined that Web Broker, which bundled the original Novera product and its proprietary application server technology, would be discontinued and we began contacting Web Broker customers in December 2000 to inform them of migration plans to Web Integrator. By December 31, 2000 no significant portion of Novera technology was incorporated into our product portfolio. In January 2001, our new management team confirmed the decision made in the fourth quarter of 2000 to discontinue further development of Novera technology.

Industry Background

     Customer demand for integration software and solutions exists across a broad range of businesses and within specific vertical industries with the following requirements:

          o Integration of core business systems and processes with business-to-business transactions, including Web-based transactions; connection to electronic marketplaces and exchanges; electronic data interchange over private networks and proprietary e-commerce connections to major partners for a completely integrated supply chain.

          o Integration of customer-facing business applications with core business systems, including Web-based consumer-to-business applications; Web servers; and client applications based on Web standards.

          o Integration of core business systems throughout the enterprise, including packaged applications, legacy systems, databases and data warehouses.

     To meet these requirements, integration software must enable rapid, efficient and flexible implementation of scalable, high-performance business solutions in complex technology environments. At the same time, these solutions must leverage the significant investments made in existing information technology architectures. Additional essential capabilities of integration software include:

          o Support for tasks associated with creating end-to-end integration solutions, from integration workflow design to solution deployment and management.

          o High levels of automation that generate reductions in information technology resources needed to implement end-to-end integration solutions.

          o Elimination of custom programming for integrating business content across application boundaries.

          o Graphical specifications of integration rules and business logic to speed implementation and enable rapid response to changes in business objectives and technology.

          o Support for Web-based and traditional e-business application and transaction standards.

          o Seamless integration with and message routing across systems for message and data transport including message software, transaction monitors, and public and private networks.

          o Comprehensive management of the run-time integration environment, including real-time and event-driven transaction management.

     Mercator Integration Broker technology identifies, comprehends and codifies data transactions in any technology environment, and is able to automate without custom programming by resolving differences in the syntax, structure and semantic meaning of content being routed between applications that support different data.

Strategy

     Our objective is to establish Mercator as a premier provider of enterprise-wide integration software and solutions. Our major strategies for doing this are:

Provide enterprise-wide integration software and solutions

     We have directed our software technology and product development strategies toward deploying enterprise-wide business integration and specific industry solutions in select verticals. Despite the recent economic downturn, we believe that enterprise-wide business integration solutions continue to be in demand. This downturn has led companies to rationalize information technology spending and to seek to maximize return from existing information technology investments. Our products and technology focus on solutions directed toward the enterprise and meet short and longer term needs. Solutions deployed at the enterprise level of an organization require more complex functionality and greater product scope. We believe that enterprise-level deployments command premium pricing and involve relationships with more senior client decision-makers. We expect to realize higher average sales prices for the sale of strategic solutions, particularly industry-specific solutions targeted toward our select vertical markets. Importantly, enterprise-wide deployment of business integration solutions places our software products in close proximity to the most strategic components of a customer's systems architecture. Such positioning enables us to offer customers increased performance, profitability and return on investment of information technology systems. We believe that the capability to deliver mission-critical information will lead to further customer penetration and increased pricing for our value-added services.

Target vertical markets in which we have domain expertise

     We have aligned our products, technology, sales, marketing, and operations with select vertical markets in which we have significant industry expertise and established customer relationships. We have developed vertical integration software packages for our targeted industry sectors. Domain expertise enables us to provide solutions that address industry-specific integration issues. To support our vertical solutions, we have aligned our direct sales force by targeting identified accounts within selected industry verticals within each geographic region. By offering business integration solutions that help customers realize competitive advantage and return on investment, we believe we can command higher average sales prices for our solutions.

     In financial services, global banking institutions, brokerage houses and mutual fund companies use our software for application-to-application integration and straight-through processing of transactions between financial institutions processed over both the Internet and private financial networks. We address a wide range of application integration requirements, including transaction validation, reporting and management to facilitate straight through processing and integration with all major financial networks such as SWIFT, providing a competitive advantage in international banking and brokerage markets.

     In manufacturing, retail and distribution ("MRD"), we help coordinate ERP systems by integrating purchase order applications and inventory systems; CRM applications that handle critical information and transactions, fulfillment and billing requirements, and SCM products and services used to achieve faster distribution of goods and supplies.

     In healthcare, the United States government has mandated that health plans, health care providers, health care clearing houses/intermediaries, and self-insured employers comply with new regulations associated with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA establishes a broad set of regulations that lays out requirements for maintaining and exchanging patient healthcare data. Our software makes it possible for healthcare companies to achieve compliance by managing communications between organizations that must exchange HIPAA-compliant transactions, validating information to ensure compliance, transforming HIPAA transactions to and from legacy applications and data stores, and ensuring the confidentiality of patient data in accordance with HIPAA regulations.

Expand strategic alliances with business partners

     We intend to expand our current relationships with business partners to penetrate select vertical markets and generate additional revenue. We intend to augment our direct sales force and professional services operations through building and strengthening relationships with systems integrators, professional services firms and other technology partners, such as Compaq Computer Corporation, Lawson Software, Inc., KPMG Consulting, Inc., IBM Global Services, Mitsui & Co., Ltd., and TCA Consulting, among others. Systems integrators maintain relationships with senior decision makers that facilitate access to strategic projects within global enterprises. Leveraging the software deployment expertise and industry knowledge of systems integrators to secure sales should shorten the implementation time of projects and foster customer relationships with senior level decision makers. Our global partnership strategy complements our vertical market focus by presenting us to potential business partners as a more complete solution for specific vertical markets. We believe merging Mercator's industry solutions into the product portfolios of strategic business partners broadens our customer base among leading global industries. It strategically places us within enterprise-wide information systems, establishes valuable relationships with senior management, strengthens brand identity, and creates opportunity for deeper customer penetration.

Enhance enterprise solutions through technology partnerships

     We have been recognized by the Gartner Group, Current Analysis, and other research firms as a technology leader in the integration software industry. To ensure that our solutions remain technologically superior and that our products continue to offer best-of-breed functionality, we intend to form external technology partnerships with companies whose products add complementary capabilities to our solutions. Such technology partnerships broaden our suite of product offerings and increase the flexibility and agility of customer systems through an enhanced Mercator solution. As an example of this strategy, we announced in June 2001 an agreement with Versata, Inc. to incorporate Versata, Inc.'s Interaction Server business process integration technology into our Integration Broker suite of software products. In addition, during 2001, we enhanced our industry leading data transformation offering with MQ Series messaging technology from IBM Corporation.

Leverage our large base of enterprise customers

     Our software products and services are used by over 1,100 enterprise-class customers worldwide in all major industries to achieve speed, flexibility and efficiency, while maximizing return on investment from existing IT infrastructure. With our products and services, customers can integrate internal applications in support of e-business initiatives, integrate packaged applications such as ERP systems with legacy systems, best-of-breed applications and databases to extend their reach within the enterprise, integrate financial transaction processing with back-office systems in banking and brokerage, and integrate existing systems with e-commerce transactions from customers and suppliers. As these customers adapt to changing business conditions, whether in the shape of expanding markets or merger and acquisition activity, the demand for integration products and services is expected to rise. We intend to leverage this opportunity by selling to existing customers across multiple departments and to both technical and business executives throughout their organizations.

Extend our technology leadership

     We are an established technology leader, having pioneered the market for application integration with the release of the very first version of our Mercator Integration Broker in 1993. We were the first company to introduce an integration product with graphical templates for defining and managing transaction workflows in event-driven environments, the first product certified by SAP(TM) for integration of its ERP software with non-SAP applications, and the first enterprise application integration software to support double-byte character sets for the Asian market.

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

Products

     At the core of our solution is technology known as Mercator Integration Broker software, which addresses application integration requirements across a customer's enterprise and with its external trading partners.

     Customers, partners, and Mercator consultants create Mercator integration solutions by graphically specifying logical interface relationships and high level rules ("maps") that govern the way interface data is transformed and routed between applications and under what conditions. Maps execute under the Mercator engine, which runs on many popular computer platforms and operating systems including Windows NT/2000, Sun, and HP. The Mercator engine is the core runtime component of the Mercator Integration Broker, which can operate in batch or real-time mode. The Mercator Integration Broker can operate under an application server as well; or it can be embedded within an application. Complementing this core architecture, a broad selection of adapters connects Mercator-based integration solutions to applications (SAP R3, PeopleSoft, Inc., Siebel Systems, Inc., and others), resources (files, databases, directories, etc.), and services (message queue managers, transports, utilities, etc.).

     Mercator's packaged functionality can reduce time, cost and complexity in implementing and maintaining information technology interfaces. The architecture provides flexibility in adapting to changing market dynamics and competitive environments and responding to changes in the technology landscape and enables companies to extend the life and functionality of information systems, thus increasing the return on investment in existing technology investments. Integration modeling is completely contained and executed within the architecture without reliance on procedural programming. Reduced or eliminated reliance on programming increases speed of implementation and reduces costly ongoing manual maintenance. Mercator Integration Broker software is highly scaleable and supports the most popular operating environments. Maintaining integration models independent of deployment-specific information results in a high rate of reusability that improves the speed and efficiency of deployments across diverse global enterprises. Also, flexibility and efficiency are enhanced by Mercator technology, allowing for multiple deployment options for any integration model. The Mercator Integration Broker product suite enables customers to deploy a single, standards-based architecture for end-to-end business integration and management.

     Mercator Integration Broker software provides a single, model-based and event-driven integration platform for designing, implementing and managing application-to-application ("A2A") and business-to-business ("B2B") interfaces across all commerce touch points. From a B2B perspective, it integrates complex business processes that cross organizational or corporate boundaries, reducing the time, cost and effort to implement and maintain various interfaces. Mercator Integration Broker software provides capabilities for managing and controlling the business-to-business operational environment, with comprehensive support for defining and managing partner relationships, establishing routing priorities, creating a secure internal messaging environment, and archiving and auditing transactions.

     For interactions that take place over the Web, Mercator Integration Broker software provides embedded security based on Internet standards, dynamic monitoring of extended business processes, and the ability to scale integration solutions across diverse, distributed computing environments. For A2A business requirements, Mercator Integration Broker software creates durable, easily maintained application-to-application interfaces to support any integration requirement. It delivers technology for integrating packaged applications, legacy systems, databases and data warehouses across the enterprise. It provides advanced capabilities for automating the complex and time-consuming tasks of application integration in diverse business settings, particularly in environments where scalability, high-performance and interface maintainability are critical issues. Mercator Integration Broker software provides an architecture that can be extended to a wide variety of business integration solution requirements.

     Mercator Integration Broker software combines a number of key technologies into a comprehensive and flexible platform for designing, deploying and managing comprehensive business integration solutions. Mercator's data transformation capabilities allow management of complex structured and unstructured data. The Mercator graphical business data modeling environment is unique in allowing users to map and manage complex data flows involving one-to-one, one-to-many, many-to-one or many-to-many relationships. Adapters, packaged within industry-specific Mercator solution offerings, provide far more functionality than simple interfaces provided in other solutions. Adapters support data exchange between Mercator and leading enterprise applications such as SAP, Siebel and PeopleSoft as well as databases, messaging environments, file systems and the Web. The Mercator Integration Broker software is available as a Software Development Kit ("SDK") that enables customers to embed integration functionality within their own applications or commercial software products. The SDK includes a complete set of C++ and Java APIs, and a Web Integration tool kit that enables customers to develop integration solutions for deployment on separate Web servers or application servers.

     Consistent with its strategic vertical alignment, we have developed new vertical integration packages unique to specific industries in which we have expertise and an established customer base.

     For financial services, in September 2001 we introduced Mercator GSS for GSTPA, a new strategic product offering to the global securities services industry providing an integration package for Global Straight Through Processing ("GSTP"). An outgrowth of combining Braid and Mercator connectivity products for financial institutions, such as Mercator FS Manager, Mercator GSS Manager for GSTPA is designed to substantially reduce the time, cost, and effort required to integrate financial transactions with both front office and back office applications across the GSTP landscape.

     In the case of our vertical focus on manufacturing, retail, and distribution ("MRD"), we provide powerful supply chain integration/B2B solutions including support for electronic data interchange ("EDI") and processes that support trading partner management, as well as integration solutions for connecting SAP, Siebel, PeopleSoft and other leading applications.

     We have delivered an integration solution package for healthcare organizations affected by HIPAA. The goal of the legislation is to reduce administrative costs within the healthcare industry by providing for speed, accuracy, security and privacy of healthcare related data. Major healthcare organizations must comply by implementing nine standard electronic healthcare related transactions by October 2002, including healthcare claims and claim status, eligibility and referral requests, benefit enrollments and premium payments. Mercator's HIPAA Solution Package facilitates HIPAA compliance by providing the necessary software and services for health plans, providers, and intermediaries to exchange standard HIPAA transactions and completely integrate these transactions with new and existing enterprise applications and data.

     Companies from various industry verticals around the world use the Mercator Integration Broker business integration platform to address complex business integration challenges. Financial services customers include ABN AMRO, Bank One and Credit Suisse Group. MRD customers include Amazon.com, Australia Post, Coca Cola Amatil, Deere & Company and Nestle. Healthcare customers include Anthem, Group Health Cooperative, Premera Blue Cross, and Safeco.

Services

     Mercator Professional Services - Our professional service teams assist customers either directly or with partners in implementing our integration products and solutions. By providing strategic and technology consulting services, we are able to accelerate the delivery of Mercator-based integration solutions and promote our customers' success in their integration and e-business initiatives.

     Training - To ensure that our customers are successful using our products, we provide training in five training centers globally and at customer locations. We offer a number of courses ranging from two to five days in length with educational content including basic to advanced levels of product functionality and hands-on use of products. We recommend that our customers attend a basic three-day training course and believe that a majority of our customers elect to participate in such training. In addition, in 2000 we instituted a Partner Certification Program that provides testing to identify, qualify and certify consultants, systems engineers and support analysts as Mercator Certified Consultants. Once three or more of a partner's consultants are certified, that partner becomes a Mercator Certified Partner.

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

Customers

     As of December 31, 2001, we had directly licensed our Mercator Integration software products to approximately 7,000 customers worldwide including over 1,100 customers investing in our enterprise-wide software and services. Numerous others have licensed our products through value-added resellers, independent software vendors, systems integrators or other third parties who distribute their products to business partners to facilitate the integration of their respective business applications. We do not have any customer that accounted for more than 10% of our revenues in 2001, 2000 or 1999.

Sales and Marketing

     Sales - We license and service our products both directly and through strategic partners. Our goal is to achieve broad market penetration by pursuing multiple channels of distribution.

     Our direct sales force focuses on selling the Mercator Integration Broker suite of products and industry solutions to the world's largest 2000 companies (the "Global 2000") within vertical industries such as financial services; manufacturing, retail, and distribution; and healthcare. We also maintain a telesales organization, which targets mid-market opportunities. Finally, our Industry Solutions and Services group ("ISS"), consisting of consultants, trainers and systems engineers, assists with both pre- and post-sales activities.

     An important part of our sales strategy is to continue to develop indirect distribution channels such as value-added resellers, independent software vendors and software integrators. As of December 31, 2001, approximately 40 third parties had agreements with us to resell, embed or otherwise bundle our products with their offerings in the United States.

     We market our products and services outside of North America through sales offices located in the United Kingdom, Sweden, Germany, Netherlands, France, Spain, Switzerland, Australia, Singapore, Hong Kong and Japan as well as through indirect channels. A majority of the international employees are located in the United Kingdom. Revenues from international sales offices were approximately 37% of our total revenues during 2001 and 2000. The international market is very important to our long-term growth, and we intend to continue to expand our sales and marketing efforts outside the Americas by adding sales staff and distributors.

     Marketing - We utilize a wide variety of marketing programs, which are intended to attract potential customers and to promote Mercator Software and its brand names. We use a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters and Web-site marketing in order to achieve these goals. We host conferences for our customers and partners, and provide a range of marketing programs, incentives and support plans as part of our Mercator World alliance program.

Product Development

     Since inception, we have made substantial investments in research and development through both internal development and technology acquisition. In an effort to speed time to market, we will evaluate buy, build or align strategies to bring new products to market, but we expect that most of our new products and enhancements to existing products will be developed internally. Where appropriate, we will evaluate externally developed technologies for integration into our product lines. We expect that a substantial majority of our research and development activities will be related to developing enhancements and extensions to our Mercator Integration Broker suite of products and industry solutions.

     The following is a brief history of the development of our product line: after the introduction of the original Mercator integration broker software, product development was driven by demand for additional data mapping functionality and support for more execution platforms. The focus of our development then shifted to automating Mercator support for specific sources and destinations through an expanded set of adapters and importers, as well as developing additional pre-packaged solutions for specific markets, and adding to Mercator's core capabilities a graphical management tool for cross-application process workflow. In 1999, we enhanced the

Mercator product family through the acquisition of Braid's technology. In 2000, we marketed our products as a suite of integration brokers called "Mercator Commerce Broker," "Mercator Enterprise Broker" and "Mercator Web Broker," respectively. In 2001, we consolidated these brokers into a single broker, which we now market as Mercator Integration Broker. We also focused on completing an accompanying suite of solutions, adapters and other products as well as providing support for additional application environments and web-based technology. These product development activities included the announced completion of the following new products: Mercator Integration Broker versions
6.0 and 6.5; Mercator Process Integrator Version 1.0 for business process integration; and Mercator GSS Version 1.0 for straight through processing.

     Our product development expenditures for 2001, 2000 and 1999 were $19.7 million, $21.2 million and $15.3 million, respectively. We expect that we will continue to commit significant resources to enhancement and development of our Mercator Integration Broker technology as well as specific solutions for financial services, MRD and healthcare in the future. To date, all product development expenditures have been expensed as incurred.

Competition

     The market for application integration products is extremely competitive and subject to rapid change. Due to the relatively low barriers to entry in the software market, we will continue to encounter competition from other established and emerging companies. The factors pertaining to our competitive position include comprehensiveness of product functionality and features; return on investment ("ROI") in new and existing technology; industry solutions that meet specific business needs; an open architecture that allows our technology to work with an indefinite number of applications, systems and technologies, including our competitors'; the ability to rapidly process large transaction volumes; quality of professional services offerings; product quality, performance and price; ease of product implementation; quality of customer support services; customer training and documentation; and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment.

     Although to our knowledge none of our competitors or other companies currently produce a solution that is completely identical to our solution, we are subject to competition from several different types of companies: large multi-product software companies, EDI software companies, vendors of proprietary messaging technology and other application integration software vendors. Our Mercator Integration Broker suite of products and industry solutions also competes against technology developed internally by individual businesses to meet their specific business integration requirements. While there are approximately forty companies that offer a product or solution that delivers one or more of the components necessary for application integration, the competition we usually face generally consists of one or more of five companies, as well as the customer's internal development staff. In most cases, the specific competitor(s) we face varies from situation to situation depending on customer requirements, and generally no one vendor dominates in the industry.

     Many current packaged e-business integration offerings address only a portion of customers' integration requirements. We provide technology that resolves complex differences in application content and semantics, while also providing, on a common architecture, the other key elements of e-business integration. As a result, we must educate prospective customers regarding the advantages of our products and services over internally developed solutions from a cost perspective as well as a long-term maintenance perspective. In addition, we must be able to adequately educate potential customers about the quantitative and qualitative benefits provided by our products and services both with respect to internally developed solutions and as to those offered by our competitors.

Proprietary Technology

     Our success depends upon our proprietary software technology. We do not have patent protection on our products and rely principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our technology. We also believe that factors such as the technological and creative skills of our personnel, product enhancements and new product developments are essential to establishing and maintaining a technology leadership position. We enter into confidentiality and/or license agreements with our customers, and limit access to and distribution of our software documentation and other proprietary information.

Employees

     As of December 31, 2001, we had 614 employees, including 115 in sales, 26 in marketing, 99 in research and development, 202 in professional services, 72 in customer support, and 100 in general administration; 338 of these employees are in the Americas (including Corporate), 237 are in EMEA and 39 are in APAC. Other than Roy King, our Chairman, Chief Executive Officer and President, all employees are employed on an at-will basis and we have no fixed-term employment agreements with our employees, although certain officers have agreements relating to benefits in the event of termination without cause and also in the event of a change in control. Our employees are not represented by any union. We believe that our relations with employees are good.

ITEM 2. PROPERTIES

     Our principal executive offices are located in Wilton, Connecticut, and consist of approximately 25,000 square feet under a lease expiring January 31, 2004. In June 2000, we entered into a lease for approximately 58,000 square feet of new office space in Wilton, Connecticut commencing September 21, 2001 and expiring on January 31, 2014. This new space is unoccupied and we are seeking to sublet this space to third parties or to negotiate an early termination of the lease.

     We also lease office space of approximately 37,000 square feet in Boca Raton, Florida, under a lease expiring January 31, 2006, which is used primarily for research and development activities; approximately 18,000 square feet in Bannockburn, Illinois, under a lease expiring October 11, 2010, which is used primarily for tele-sales, technical support and production activities; approximately 11,000 square feet in Reston, Virginia, under a lease expiring February 28, 2007, which is used primarily for research and development and sales activities; and approximately 27,000 square feet in the United Kingdom, under a lease expiring June 23, 2015, which is used for customer support, sales activities and research and development activities.

     In addition, we lease smaller sales/customer support offices in various locations in the United States, Canada, Europe, Australia and Asia.

ITEM 3. LEGAL PROCEEDINGS

     The Company has certain significant legal contingencies, discussed below, and other litigation of a nature considered normal to its business which are pending against the Company.

     On or about February 1, 2000, Mercator was named as a defendant and served with a complaint in an action entitled Carpet Co-Op of America Association, Inc., and FloorLINK, L.L.C. v. TSI International Software, Ltd., Civil Action No. 00CC- 0231, in the Circuit Court of St. Louis County, Missouri. The complaint includes counts for breach of contract, fraud and negligent misrepresentation in connection with certain software implementation work provided under contract by Mercator. Mercator counter-sued in the United States District Court for the District of Connecticut on March 30, 2000 for copyright infringement, trademark infringement, unfair competition, misappropriation of trade secrets, breach of contract, fraud, unjust enrichment and violation of the Connecticut Unfair Trade Practices Act. On January 30, 2002, Mercator entered into a settlement agreement with respect to these actions, which resolves these actions in their entirety. The settlement includes payment by Mercator of $0.5 million after insurance proceeds. The amount to be paid by the Company was accrued as of December 31, 2001 in our consolidated balance sheet.

     Between August 23, 2000 and September 21, 2000 a series of fourteen purported securities class action lawsuits was filed in the United States District Court for the District of Connecticut, naming as defendants Mercator, Constance Galley and Ira Gerard. Kevin McKay was also named as a defendant in nine of these complaints. On or about November 24, 2000, these lawsuits were consolidated into one lawsuit captioned: In re Mercator Software, Inc. Securities Litigation, Master File No. 3:00-CV-1610 (GLG). The lead plaintiffs purport to represent a class of all persons who purchased Mercator's Common Stock from April 20, 2000 through and including August 21, 2000. Each complaint in the consolidated action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, through alleged material misrepresentations and omissions and seeks an unspecified award of damages. On January 26, 2001, the lead plaintiffs filed an amended complaint in the consolidated matter with substantially the same allegations. Named as defendants in the amended complaint are Mercator, Constance Galley and Ira Gerard. The amended complaint in the consolidated action alleges violations of Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and seeks an unspecified award of damages. Mercator filed a motion to dismiss the amended complaint on March 12, 2001. The lead plaintiffs filed an opposition to Mercator's motion to dismiss on or about April 18, 2001, and Mercator filed its reply brief on May 7, 2001. The Court heard oral argument on the motion to dismiss on July 6, 2001. On September 13, 2001, the Court denied Mercator's motion to dismiss. Mercator believes that the allegations in the amended complaint are without merit and intends to contest them vigorously. We believe that this securities class action lawsuit is covered by insurance. Mercator notified its directors' and officers' liability insurance companies of this matter. The insurance carriers have reserved their rights in this matter. There can be no guarantee as to the ultimate outcome of this proceeding or whether the ultimate outcome, after considering liabilities already accrued in the Company's December 31, 2001 consolidated balance sheet and insurance recoveries, may have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

     The Company has been named as a defendant in an action filed on August 3, 2001 in the United States District Court for the Eastern District of Pennsylvania, entitled Ulrich Neubert v. Mercator Software, Inc., f/k/a TSI International Software, Ltd., Civil Action No. 01-CV-3961. The complaint alleges claims of breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, and fraud in connection with the Company's acquisition of Software Consulting Partners ("SCP") in November 1998. Neubert, who was the sole shareholder of SCP prior to November 1998, seeks purported damages of up to approximately $7.5 million, plus punitive damages and attorney's fees. The complaint was served on the Company on November 21, 2001. The Company filed a motion to dismiss the complaint on January 10, 2002, which is still pending. The Company believes that the allegations in the complaint are without merit and intends to contest the lawsuit vigorously. Mercator has notified its insurance carrier of this matter, but has not yet received any coverage position from them. The ultimate legal and financial liability of the Company in respect to this claim cannot be estimated with any certainty. However, the ultimate outcome of this proceeding, after considering liabilities already accrued in the Company's December 31, 2001 consolidated balance sheet, is not expected to have a material adverse effect on its consolidated financial position, but could possibly be material to the consolidated results of operations of any quarter.

     In addition, the Company and a third party are currently disputing the break-up fee provisions with respect to a proposed investment in the Company.

     As of December 31, 2001, the Company has accrued approximately $3.7 million, after considering any insurance recoveries, for the aggregate amount of the contingencies described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is listed for trading on the Nasdaq National Market (Symbol: MCTR). Prior to February 7, 2000 our stock traded on the Nasdaq System under the symbol "TSFW". Our Common Stock began trading on the Nasdaq National Market on July 2, 1997. Prior to that time, there was no public market for our Common Stock. The following table sets forth, for the fiscal periods indicated, the high and low reported sale prices for our Common Stock as reported by the Nasdaq National Market. The stock prices have been adjusted to reflect a two-for-one stock split on April 5, 1999.

                                                      Reported Sale Price
                                                ------------------------------
                                                    High              Low
                                                -------------     ------------
1999

First Quarter ..................................    32.00            20.50
Second Quarter .................................    28.875           14.00
Third Quarter ..................................    28.00            16.875
Fourth Quarter .................................    66.75            22.00

2000

First Quarter ..................................   149.875           47.00
Second Quarter .................................    84.00            26.75
Third Quarter ..................................    70.375           13.438
Fourth Quarter .................................    16.188            2.81

2001

First Quarter ..................................    12.188            3.25
Second Quarter .................................     3.75             1.40
Third Quarter ..................................     2.47             0.95
Fourth Quarter .................................     9.44             1.09

2002

First Quarter (through March 8, 2002) ..........    10.15             3.91


     The closing price for the Common Stock on the Nasdaq National Market on March 8, 2002 was $5.46.

     There were 212 holders of record of our Common Stock as of March 8, 2002, although we believe that the number of beneficial owners of our Common Stock exceeds this number.

     We have never paid cash dividends on our Common Stock and do not anticipate the payment of cash dividends in the foreseeable future. We currently anticipate that any future earnings will be retained to finance our operations.

Recent Sales of Unregistered Securities

     On January 17, 2001, the Company sold for fair market value 228,180 shares of its Common Stock to Mitsui & Co., Ltd. for $2.0 million in cash in a private placement. We paid a fee of $365,000 to MAST Services LLC for advice in connection with the structuring and negotiation of the transaction. The Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Securities Act") as a transaction by an issuer not involving a public offering. Mitsui & Co., Ltd. is an accredited investor as defined in Regulation D promulgated under the Securities Act and received or had access to adequate information about Mercator. Mitsui & Co., Ltd. agreed, as a condition of the sale, not to transfer or distribute the shares except pursuant to a registration statement or an exemption from registration under the Securities Act.

     On December 11, 2001, the Company sold an aggregate of 2,228,412 shares of Common Stock to a group of institutional investors at $7.18 per share, for an aggregate of $16.0 million in cash in a private placement. The Company is obligated to issue additional shares of Common Stock to the investors in the event of a sale of additional equity at a price of less than $7.18 per share to any other investors before December 11, 2002. The investors were also issued seven-year warrants to purchase 557,104 shares at a price of $8.98 per share. The warrants expire in December 2008. The warrants contain anti-dilution provisions pursuant to which the exercise price and number of shares issuable upon exercise will be adjusted in the event of a stock split, stock dividend, re-capitalization, reorganization or similar transaction or a future sale of additional equity to other investors at less than $8.98 per share while the warrants are outstanding. The Company paid a commission in cash in the amount of $960,000 to William Blair & Co., L.L.C. for services in connection with this sale. The Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder as a transaction by an issuer not involving a public offer. Each of the purchasers is an accredited investor as defined in Regulation D, and agreed, as a condition of the sale, not to transfer or distribute the shares except pursuant to a registration statement or an exemption from registration under the Securities Act.

     On December 11, 2001, the Company issued to the private placement agent, William Blair & Company, L.L.C., for services in connection with the private sale of 2,228,412 shares of Common Stock, a warrant to purchase 44,568 shares of Common Stock at an exercise price of $7.18 per share. The warrant is subject to anti-dilution adjustments and is exercisable for a term of five years from the date of grant. The Company relied on an exemption from registration pursuant to
Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. William Blair & Company, L.L.C. is an accredited investor as defined in Regulation D and received or had access to adequate information about Mercator. William Blair & Company, L.L.C. agreed, as a condition of the issuance, not to transfer or distribute the warrant or the shares except pursuant to a registration statement or an exemption from registration under the Securities Act.

     On June 22, 2001, in connection with a secured credit facility, the Company issued a warrant to Silicon Valley Bank to purchase 220,000 shares of Common Stock at $4.00 per share. The number of shares that may be purchased upon exercise of this warrant and the exercise price were subject to adjustment based on certain anti-dilution provisions in the warrant agreement. This warrant expires in June 2008. Silicon Valley Bank subsequently assigned the warrant to an affiliate, Silicon Valley Bancshares, which exercised the warrant for 123,296 shares of Common Stock on January 3, 2002 pursuant to the cashless exercise provisions of the warrant agreement and, as such, the Company did not receive any proceeds. The Company relied on an exemption from registration pursuant to
Section 4(2) of the Securities Act with respect to the issuance of the warrant and shares as a transaction by an issuer not involving a public offering. Both Silicon Valley Bank and Silicon Valley Bancshares are accredited investors as defined in Regulation D and received or had access to adequate information about Mercator. They agreed, as a condition of the issuance, not to transfer or distribute the warrant or shares except pursuant to a registration statement or an exemption from registration under the Securities Act.

     Between June and October of 2001, the Company granted warrants to purchase an aggregate of 456,447 shares of Common Stock to MAST Services LLC, as compensation for its services in connection with strategic alliance opportunities. The warrants and services rendered are valued at $368,000. The warrants have exercise prices ranging from $3.66 to $4.00 per share. The warrants are subject to anti-dilution adjustments and are exercisable for the terms of two to three years from the time of grant. Subsequently, MAST Services LLC assigned all of the warrants to an affiliate, MAST International Limited. The Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. MAST Services LLC and MAST International Limited are accredited investors as defined in Regulation D, and received or had access to adequate information about Mercator. Both MAST Services LLC and MAST International Limited agreed, as a condition of the issuance, not to transfer or distribute the warrants or the shares except pursuant to a registration statement or an exemption from registration under the Securities Act.

     Between June and October of 2001, the Company granted warrants to purchase an aggregate of 179,404 shares of Common Stock to Morgan Howard Global International Limited for its services in connection with executive search assignments. The warrants and services rendered are valued at $134,000. The warrants had exercise prices ranging from $2.62 to $5.60 per share and were exercisable for terms of three years from the date of grant. On January 9, 2002, the warrant holder exercised the warrants for 104,846 shares of Common Stock pursuant to cashless exercise provisions in the warrant agreement and, as such, the Company did not receive any proceeds from this exercise. The Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act with respect to issuance of the warrants and shares as a transaction by an issuer not involving a public offering. Morgan Howard Global International Limited is an accredited investor as defined in Regulation D and received or had access to adequate information about Mercator. Morgan Howard Global International Limited agreed, as a condition of the issuance, not to transfer or distribute the shares except pursuant to a registration statement or an exemption from registration under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                 Selected Financial Data for the Last Five Years


                                                                                      Year Ended December 31,
                                                          -------------------------------------------------------------------------
                                                             2001           2000            1999           1998           1997
                                                          -----------    -----------     -----------    -----------    ------------
Statements of Operations Data:                                             (In thousands, except per share data)
Revenues:
   Software licensing ...................................   $ 59,004       $ 78,825        $ 56,820       $ 29,105        $ 14,603
   Services .............................................     33,358         32,883          23,208          6,371           3,746
   Maintenance ..........................................     33,911         26,582          18,597          9,840           8,321
                                                          -----------    -----------     -----------    -----------    ------------
         Total revenues .................................    126,273        138,290          98,625         45,316          26,670
                                                          -----------    -----------     -----------    -----------    ------------
Cost of revenues:

   Software licensing ...................................        860          1,537           1,286          1,482             778
   Services (exclusive of non-cash stock option
    re-pricing charges of $259, $0, $0, $0 and 0,
    respectively) .......................................     27,403         25,402          16,319          3,292           1,184
   Maintenance (exclusive of non-cash stock option
    re-pricing charges of $77, $0, $0, $0 and $0,
    respectively) .......................................      7,082          6,621           5,051          2,115           1,306
   Stock option re-pricing charge .......................        336             --              --             --              --
   Amortization of intangibles ..........................      3,845          7,399           6,155             --              --
   Intangibles impairment charge ........................         --         11,200              --             --              --
                                                          -----------    -----------     -----------    -----------    ------------
         Total cost of revenues .........................     39,526         52,159          28,811          6,889           3,268
                                                          -----------    -----------     -----------    -----------    ------------

Gross profit ............................................     86,747         86,131          69,814         38,427          23,402
                                                          -----------    -----------     -----------    -----------    ------------
Operating expense:

   Product development (exclusive of non-cash stock
    option re-pricing charges of $226, $0, $0, $0 and
    $0, respectively) ...................................     19,674         21,189          15,276          5,699           4,462
   Selling and marketing (exclusive of non-cash stock
    option re-pricing charges of $477, $0, $0, $0 and
    $0, respectively) ...................................     63,274         68,861          41,187         22,033          13,095
   General and administration (exclusive of non-cash
    stock option re-pricing charges of $185, $67, $0,
    $0 and $0, respectively) ............................     30,736         24,152           9,300          5,929           3,792
   Stock option re-pricing charge .......................        888             67              --             --              --
   Amortization of intangibles ..........................     23,603         39,464          21,534            303              --
   Intangibles impairment charge ........................         --         28,557              --             --              --
   Restructuring charge .................................      8,111             --              --             --              --
                                                          -----------    -----------     -----------    -----------    ------------
         Total operating expenses .......................    146,286        182,290          87,297         33,964          21,349
                                                          -----------    -----------     -----------    -----------    ------------
Operating income (loss) .................................    (59,539)       (96,159)        (17,483)         4,463           2,053
Other income (expense), net .............................        (61)           650             987          2,015             503
                                                          -----------    -----------     -----------    -----------    ------------
Income (loss) before income taxes .......................    (59,600)       (95,509)        (16,496)         6,478           2,556
Provision for (benefit from) income taxes ...............      3,860          2,583            (228)          (679)             76
                                                          -----------    -----------     -----------    -----------    ------------
Net income (loss) per share .............................   $(63,460)      $(98,092)       $(16,268)       $ 7,157         $ 2,480
                                                          ===========    ===========     ===========    ===========    ============

Net income (loss) per share:

     Basic ..............................................    $ (2.08)       $ (3.36)        $ (0.64)        $ 0.35          $ 0.21
     Diluted ............................................    $ (2.08)       $ (3.36)        $ (0.64)        $ 0.30          $ 0.14
Weighted average number of common shares
    and common equivalent shares outstanding:
     Basic ..............................................     30,536         29,154          25,376         20,299          11,834
     Diluted (1) ........................................     30,536         29,154          25,376         23,816          17,134


----------------------------------------------------------
(1) For an explanation of the determination of the number of shares used in computing per share amounts, see Note (8) of Notes to Consolidated Financial Statements


                                                                                      Year Ended December 31,
                                                           -------------------------------------------------------------------------
                                                              2001           2000            1999           1998           1997
                                                           -----------    -----------     -----------    -----------    ------------
                                                                                        (In thousands)
Balance sheet data:
Cash and marketable securities ...........................   $ 28,236       $ 21,747        $ 14,886       $ 47,945        $ 21,403
Working capital ..........................................   $  7,887       $ 23,411        $ 39,669       $ 53,742        $ 23,371
Total assets .............................................   $126,978       $160,891        $226,815       $ 78,187        $ 32,942
Total stockholders' equity ...............................   $ 69,080       $111,406        $187,653       $ 61,899        $ 25,416




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We make statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are considered forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes", "expects", "intends", "plans" and other similar words. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements reflect our current views which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below and have discussed elsewhere in this report some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

     o our inability in developing and releasing new products or product enhancements;
     o    seasonal fluctuations in our revenues or results of operations;
     o    general economic conditions;
     o    competition from others;
     o    risks in expanding international operations; and
     o    other risk factors set forth under "Risk Factors."

     We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, and you should not rely on those statements.

Overview

     The Company was incorporated in Connecticut in 1985 as TSI International Software Ltd. and reincorporated in Delaware in September 1993. We completed our initial public offering in July 1997 and a second public offering in June 1998. We changed our name to Mercator Software, Inc. effective April 3, 2000.

     Our revenues are derived principally from three sources: (i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. We generally recognize revenue from software license fees when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, delivery of our products has occurred and no other significant obligations remain. Payments for licenses, services and maintenance received in advance of revenue recognition are recorded as deferred revenue. We intend to continue to increase the scope of service offerings insofar as it supports the licensing of our software products. Although it is not the case for 2001, we believe that software licensing revenue will continue to account for a larger portion of total revenues than services and maintenance revenues.

     Revenues from services include fees for consulting services and training. Revenues from services are recognized on either a time and materials or percentage of completion basis as the services are performed and amounts due from customers are deemed collectible and nonrefundable. Revenues from fixed price service agreements are recognized on a percentage of completion basis in direct proportion to the services provided.

     Customers who license our products normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a fixed term, and can range from one to four years. Maintenance contracts are usually paid on an annual basis in advance, and revenues from these contracts are recognized ratably over the term of the contract.

     Our products can be used by information technology professionals, as well as value added resellers, independent software vendors, software integrators or other third parties who resell, embed or otherwise bundle our products with their products. License fee revenues are derived from direct licensing of software products through our direct sales force and strategic partners. Sales through strategic partners accounted for 27% and 37% of license revenues for the years ended December 31, 2001 and 2000, respectively. International revenues accounted for 37% of total revenues for both the years ended December 31, 2001 and 2000, respectively.

     The size of orders typically range from $50,000 to over $3.0 million per order. The loss or delay of large individual orders, therefore, can have a significant impact on revenue and other quarterly results. In addition, we generally recognize a substantial portion of our quarterly software licensing revenues in the last month of each quarter, and, as a result, revenue for any particular quarter may be difficult to predict in advance. Because operating expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by, increased revenue, operating results would be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Critical Accounting Policies and Estimates

     The policies discussed below are considered by us to be critical to an understanding of our financial statements because they require us to apply the most judgment and make estimates regarding matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. With respect to the policies discussed below, we note that because of the uncertainties inherent in forecasting, the estimates frequently require adjustment.

     Our financial statements and related disclosures, which are prepared to conform with accounting principles generally accepted in the United States of America, require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and accounts receivable and expenses during the period reported. We are also required to disclose amounts of contingent assets and liabilities at the date of the financial statements. Our actual results in future periods could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

     We consider the most significant accounting policies and estimates in our financial statements to be those surrounding: (1) revenues and accounts receivable; (2) valuation of goodwill and long-lived assets; (3) valuation of deferred tax assets; (4) legal contingencies; and (5) restructuring reserves. The accounting policies, the basis for any estimates and potential impact to our Consolidated Financial Statements, should any of the estimates change, are further described as follows:

   Revenues and Accounts Receivable. Our revenues are derived principally from three sources: (i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. We generally recognize revenue from software license fees when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, delivery of our products has occurred and no other significant obligations remain. For multiple-element arrangements, we apply the "residual method". According to the residual method, revenue allocated to the undelivered elements is allocated based on vendor specific objective evidence ("VSOE") of fair value of those elements. VSOE is determined by reference to the price the customer would be required to pay when the element is sold separately. Revenue applicable to the delivered elements is deemed equal to the remainder of the contract price. The revenue recognition rules pertaining to software arrangements are complicated and certain assumptions are made in determining whether the fee is fixed and determinable and whether collectability is probable. For instance, in our license arrangements with resellers, estimates are made regarding the reseller's ability and intent to pay the license fee. Our estimates may prove incorrect if, for instance, subsequent sales by the reseller do not materialize. Should our actual experience with respect to collections differ from our initial assessment, there could be adjustments to future results. Another assumption made in the revenue recognition process involves assessing whether the fee may be allocated to the various elements of the arrangement. For instance, the literature on software revenue recognition requires that the vendor have the ability to determine whether VSOE of fair value of the undelivered element exists when recognizing revenue on the delivered elements. The estimate of fair value of the undelivered element is generally determined by reference to separate stand-alone sales of the undelivered element. Should our actual experience with respect to VSOE differ from our initial assessment, there could be adjustments to future results.

     Revenues from services include fees for consulting services and training. Revenues from services are recognized on either a time and materials or percentage of completion basis as the services are performed and amounts due from customers are deemed collectible and non-refundable. Revenues from fixed price service agreements are recognized on a percentage of completion basis in direct proportion to the services provided. To the extent the actual time to complete such services varies from the estimates made at any reporting date, our revenue and the related gross margins may be impacted in the following period.

     In addition to assessing the probability of collection in conjunction with revenue arrangements, we continually assess the collectability of outstanding invoices. Assumptions are made regarding the customer's ability and intent to pay and are based on historical trends, general economic conditions, and current customer data. Should our actual experience with respect to collections differ from our initial assessment, there could be adjustments to bad debt expense.

   Valuation of Goodwill and Long-Lived Assets. We review long-lived assets, goodwill and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that an intangible or long-lived asset should be evaluated for possible impairment, an estimate of the related asset's undiscounted future cash flows over the remaining life of the asset will be made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. At December 31, 2001, we had goodwill and long-lived assets on our consolidated balance sheet net of accumulated amortization, totaling $54.1 million. Should we experience reductions in revenues and cash flows because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record an impairment charge at that time.

   Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future. At December 31, 2001, we had a valuation allowance of $40.8 million against $41.0 million of gross deferred tax assets. The net deferred tax asset of $0.2 million represents deductible temporary differences located in certain foreign jurisdictions, which is more likely than not to be utilized in the future. We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

   Legal Contingencies. Our policy is to accrue for an estimated loss from a legal contingency if both of the following conditions are met: (1) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements; and (2) the amount of loss can be reasonably estimated. When there is no best point estimate of the loss and only a range of loss is available, we accrue to the low end of the range. We have certain significant legal and other contingencies as well as other litigation of a nature considered normal to our business which are pending against us. As of December 31, 2001, we have accrued approximately $3.7 million after considering any insurance recoveries for the aggregate amount of such contingencies. Should our actual payments resulting from the resolution of these contingencies differ from amounts accrued, we could incur additional expense in future periods. (See
Note 12 of Notes to Consolidated Financial Statements.)

   Restructuring Reserves. As mentioned in Note 2 of our consolidated financial statements, we incurred restructuring charges totaling $8.1 million during fiscal 2001. At December 31, 2001 the restructuring liabilities that remain totaled $5.0 million on our consolidated balance sheets. Of this amount, $0.3 million is related to employee termination benefits that we expect to be paid in early 2002. The remaining $4.7 is for estimated future payments, primarily for rent in excess of anticipated sublease income. Certain assumptions went into this estimate including sublease income expected to be derived from these facilities. Should we negotiate more favorable subleases or reach a settlement with our landlords to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease costs, in excess of sublease income, if any, related to these facilities exceed our estimates, we could incur additional expense in future periods.

Restatement of the Quarter Ended March 31, 2000

     In August 2000, the audit committee of our Board of Directors became aware of questions concerning the accounting for certain expense items. The audit committee initiated a review of these items and performed certain additional procedures. As a result of these procedures, it was determined that certain expenses were not properly recorded in the first and second quarters of 2000 and, accordingly, it was determined that the financial statements for the quarter ended March 31, 2000, should be restated (the "Restatement"). The impact of this Restatement on our results of operations for the three months ended March 31, 2000 was to increase cost of revenues by $0.1 million, increase operating expenses by $1.2 million, and increase the net loss by $1.6 million from $9.9 million to $11.5 million. Mercator's fully diluted net loss per share increased by ($0.06) from ($0.35) to ($0.41). In addition to restating earnings for the quarter ended March 31, 2000, it was determined that the financial results announced on July 20, 2000 for the quarter ended June 30, 2000 were incorrect. As a result, the financial results included in the June 30, 2000 Form 10-Q are different from the results initially announced on July 20, 2000.

     During the third and fourth quarters of 2000, we incurred certain expenses either connected with the Restatement or to mitigate the effects of the Restatement on our continuing operations. These expenses were incremental to those expenses required to maintain normal levels of operations and we believe such expenses would not have been incurred had the Restatement not occurred. The incremental Selling and Marketing and General and Administrative costs were approximately $1.6 million and $4.7 million, respectively, during the third and fourth quarters of 2000. The Selling and Marketing costs relate to a special commission incentive plan. The General and Administrative costs consisted primarily of severance costs for the former CEO and CFO, the cost of accelerating the vesting of options granted to our former CEO, legal costs associated with securities litigation, and search fees to replace departed executives. Incremental General and Administrative costs relating to the Restatement were approximately $2.0 million during 2001, representing legal costs associated with securities litigation and search fees to replace several executives.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:

                                                                                                 Years Ended December 31,
                                                                                       -----------------------------------------
                                                                                          2001           2000           1999
                                                                                       -----------    -----------    -----------
Revenues:

     Software licensing ...................................................              46.7%           57.0%          57.6%
     Services .............................................................              26.4            23.8           23.5
     Maintenance ..........................................................              26.9            19.2           18.9
                                                                                       -----------    -----------    -----------
         Total revenues ...................................................             100.0           100.0          100.0
                                                                                       -----------    -----------    -----------

Cost of revenues:

     Software licensing ...................................................               0.7             1.1            1.3
     Services .............................................................              21.7            18.4           16.5
     Maintenance ..........................................................               5.6             4.8            5.2
     Stock option re-pricing charge .......................................               0.3             --             --
     Amortization of intangibles ..........................................               3.0             5.3            6.2
     Intangibles impairment charge ........................................               --              8.1            --
                                                                                       -----------    -----------    -----------
         Total cost of revenues ...........................................              31.3            37.7           29.2
                                                                                       -----------    -----------    -----------
Gross profit ..............................................................              68.7            62.3           70.8
                                                                                       -----------    -----------    -----------

Operating expenses:

     Product development ..................................................              15.6            15.3           15.5
     Selling and marketing ................................................              50.1            49.8           41.8
     General and administration ...........................................              24.3            17.5            9.4
     Stock option re-pricing charge .......................................               0.7             --             --
     Amortization of intangibles ..........................................              18.7            28.5           21.8
     Intangibles impairment charge ........................................               --             20.7            --
     Restructuring charge .................................................               6.4             --             --
                                                                                       -----------    -----------    -----------
         Total operating expenses .........................................             115.8           131.8           88.5
                                                                                       -----------    -----------    -----------

Operating loss ............................................................             (47.1)          (69.5)         (17.7)
Other income (expense), net ...............................................              (0.1)            0.4            1.0
                                                                                       -----------    -----------    -----------
Loss before taxes .........................................................             (47.2)          (69.1)         (16.7)
Income taxes (expense) benefit ............................................              (3.1)           (1.8)           0.2
                                                                                       -----------    -----------    -----------
Net loss ..................................................................             (50.3)%         (70.9)%        (16.5)%
                                                                                       ===========    ===========    ===========

Gross profit exclusive of stock option re-pricing charge, amortization of intangibles and intangibles impairment charge:

     Software licensing ...................................................              98.5%           98.1%          97.7%
     Services .............................................................              17.9%           22.8%          29.7%
     Maintenance ..........................................................              79.1%           75.1%          72.8%
         Total ............................................................              72.0%           75.7%          77.0%


Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     During 2001 we incurred a net (loss) of ($63.5) million compared to a net
(loss) of ($98.1) million in 2000. Our 2001 operating (loss) excluding non-cash stock option re-pricing charges, amortization of intangibles, intangibles impairment charges and restructuring charges was ($22.8) million versus ($9.5) million in 2000. Gross profit excluding non-cash stock option re-pricing charges, amortization of intangibles and intangibles impairment charges decreased from $104.7 million in 2000 to $90.9 million in 2001. Product development expenses decreased by $1.5 million, selling and marketing expenses decreased by $5.6 million and general and administrative expenses increased by $6.6 million from 2000 to 2001.

Revenues

     Total Revenues. Our revenues are derived principally from three sources:
(i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. Total revenues decreased 9% from $138.3 million in 2000 to $126.3 million in 2001. This decrease resulted from decreased license revenues partially offset by increased billings for services and maintenance.

     Software Licensing. Total software licensing revenues decreased 25% from $78.8 million in 2000 to $59.0 million in 2001 as a result of changes in sales force management, as well as continued weak economic conditions and delayed purchasing decisions by customers. From 2000 to 2001 we noted a 30% decrease in the number of license contracts exceeding $100,000, partially offset by a 9% increase in the average size of such contracts. Americas' software licensing revenues decreased 27% from $52.6 million to $38.4 million, EMEA software licensing revenues decreased 24% from $23.2 million to $17.5 million and APAC software licensing revenues increased 3% from $3.0 million to $3.1 million.

     Services. Total services revenues increased marginally from $32.9 million in 2000 to $33.4 million in 2001. Americas' services revenues increased 1% from $18.8 million to $19.0 million, EMEA services revenue increased marginally from $13.3 million to $13.4 million and APAC services revenue increased 21% from $0.8 million to $1.0 million.

     Maintenance. Total maintenance revenues increased 28% from $26.6 million in 2000 to $33.9 million in 2001 primarily due to growth in the worldwide customer base and the related renewals of annual maintenance contracts. Americas' maintenance revenues increased 37% from $16.2 million to $22.1 million, EMEA maintenance revenues increased 11% from $9.4 million to $10.4 million and APAC maintenance revenues increased 33% from $1.0 million to $1.4 million.

Cost of Revenues

     Total Cost of Revenues. Cost of software licensing revenues consists primarily of CD-ROMs, manuals, distribution costs and the royalty costs of third-party software that we resell. Cost of services consists primarily of personnel-related and travel costs in providing consulting and training to customers. Cost of maintenance revenues consists primarily of personnel-related and occupancy costs in providing maintenance and technical support to customers. The non-cash stock option re-pricing charge relates to the November 2000 re-pricing of certain options previously granted to certain service and maintenance personnel as described below. The amortization expense and impairment of intangibles charge relates to certain purchased intangible technology assets in connection with the Braid acquisition in 1999 as described below. Total costs of revenues decreased 24% from $52.2 million in 2000 to $39.5 million in 2001 primarily due to the write-off of certain purchased technology assets in the fourth quarter of 2000, partially offset by increases in the costs associated with higher services and maintenance revenues.

     Gross margin on software licensing revenues is higher than gross margins on services and maintenance revenues reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing consulting and training services, maintenance and technical support. Cost of services also varies based upon the mix of consulting and training services. Total gross margins increased from 62% in 2000 to 69% in 2001 primarily due to the absence of the fourth quarter 2000 write-off of certain purchased technology assets offset by the increased composition of lower margin service and maintenance revenues within total revenues. Total gross margins, excluding the impact of the non-cash stock option re-pricing charge, amortization and impairment of intangibles, were $90.9 million (72%) in 2001 compared to $104.7 million (76%) in 2000.

     Cost of Software Licensing. Total software licensing costs decreased 44% from $1.5 million in 2000 to $0.9 million in 2001 due primarily to the write-off of $0.5 million in prepaid royalties in 2000 in connection with discontinuing use of the Novera technology. Software licensing gross margin remained at 98% in 2000 and 2001.

     Cost of Services exclusive of Non-Cash Stock Option Re-Pricing Charges. Total services costs increased 8% from $25.4 million in 2000 to $27.4 million in 2001. This increase is primarily due to an increase in services headcount and related personnel costs in the first half of 2001, in anticipation of higher services revenues that failed to materialize. Consequently, total services gross margin decreased from 23% in 2000 to 18% in 2001. Americas' services costs increased 10% from $15.1 million in 2000 to $16.6 million in 2001, resulting in a decrease in services gross margin from 19% in 2000 to 12% in 2001. EMEA services costs increased from $9.2 million in 2000 to $9.6 million in 2001 resulting in a decrease in services gross margin from 31% in 2000 to 29% in 2001. APAC services costs remained constant at $1.2 million.

     To reverse the decline in services gross margin, we initiated a restructuring plan in the second quarter of 2001 to reduce services headcount by 25% (38 positions in the Americas and 22 positions in EMEA) and bring services personnel costs in line with services revenues. This action contributed to services margins improving to 27% for the fourth quarter of 2001.

     Cost of Maintenance exclusive of Non-Cash Stock Option Re-Pricing Charges. Total maintenance costs increased 7% from $6.6 million in 2000 to $7.1 million in 2001 to support the increase in the worldwide customer base. Total maintenance gross margin increased from 75% in 2000 to 79% in 2001. Americas' maintenance costs decreased 8% from $4.6 million in 2000 to $4.3 million in 2001 resulting in an increase in maintenance gross margin from 71% in 2000 to 81% in 2001. EMEA maintenance costs increased 31% from $1.9 million in 2000 to $2.5 million in 2001 resulting in a decrease in maintenance gross margin from 80% in 2000 to 76%
in 2001. APAC maintenance costs increased from $0.1 million to $0.3 million resulting in a decrease in maintenance gross margin from 91% in 2000 to 74% in 2001.

     Stock Option Re-Pricing Charge. In November 2000, our Board of Directors approved the exchange of 615,465 of options granted in September 2000 for an equal amount of options (the replacement options) priced at the then current market price of $5.06 per share. As this was a reduction in the exercise prices of fixed stock option awards, the replacement options are subject to variable accounting from the date of modification to the date on which the awards are exercised, forfeited, or expire unexercised in accordance with FASB Interpretation No. ("FIN") 44 "Accounting for Certain Transactions Involving Stock Compensation" and FIN 28 "Accounting for Stock Appreciation Rights and other Variable Stock Option or Award Plans". At December 31, 2001, 346,498 re-priced options were outstanding. We recorded a variable non-cash compensation charge of $0.3 million during 2001 for the re-priced options. This charge is related to re-priced options granted to personnel generating services and maintenance revenues. We also recorded variable non-cash compensation charges of $0.9 million during 2001 for the re-priced options related to operating personnel (see below).

     Amortization of Intangibles. Amortization of intangible assets decreased 48% from $7.4 million in 2000 to $3.8 million in 2001. The expense is related to the Braid business combination completed in 1999, which was accounted for using the purchase method of accounting. The decrease over prior year is a direct result of our decision, in the fourth quarter of 2000 as described below, to write-off certain purchased technology assets that no longer supported our business focus. We had net purchased technology intangibles of $8.3 million and $12.2 million at December 31, 2001 and 2000, respectively.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold", amortization relating to capitalized software costs has been charged to cost of revenues, and amortization relating to other intangible assets is being classified as a component of operating expenses.

     Intangibles Impairment Charge. As discussed below, during the fourth quarter of 2000, we re-evaluated intangible assets related to recent acquisitions and determined that certain Braid products no longer supported our focus on e-business integration. As a result of this decision we recorded a write-off of $11.2 million in the fourth quarter of 2000 to cost of revenues for those Braid purchased technology intangibles.

Operating Expenses

     Total Operating Expenses. Total operating expenses declined 20% from $182.3 million in 2000 to $146.3 million in 2001. This decrease is primarily the result of a $28.6 million intangible impairment charge recorded in 2000 and, to a lesser extent, expense rationalization and expense management actions initiated as part of 2001 restructuring activities. This decrease was partially offset by a $0.8 million increase in a non-cash stock option re-pricing charge, an $8.1 million restructuring charge in 2001, and increases in our General and Administrative expenses, as discussed below.

     Product Development exclusive of Non-Cash Stock Option Re-Pricing Charges. Product development expenses include expenses associated with the development of new products and enhancements to existing products. These expenses consist primarily of salaries, recruiting, and other personnel-related costs, depreciation of development equipment, supplies, travel, allocated facilities and allocated communication costs.

     Product development expenses decreased 7% from $21.2 million in 2000 to $19.7 million in 2001 primarily due to the closing of the Burlington, MA research facility in December 2000 and the elimination of 49 positions in the second quarter of 2001.

     We believe that a significant level of research and development expenditures is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to research and development. We expect that the dollar amount of research and development expenses will increase modestly in 2002 as we continue to enhance our core integration products and further develop industry solutions for our targeted vertical markets. To date, all research and development expenditures have been expensed as incurred.

     Selling and Marketing exclusive of Non-Cash Stock Option Re-Pricing Charges. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product literature, and allocated facilities and communications costs.

     Selling and marketing expenses decreased 8% from $68.9 million in 2000 to $63.3 million in 2001 primarily due to staff reductions as a result of our shift in our sales strategy from increasing the number of sales personnel to strategically targeting certain vertical markets where our products have particular and proven value. This decrease is partially offset by increases in our EMEA and APAC selling and marketing expenses due to geographical market expansion activities. Americas' selling and marketing expenses decreased 25% from $47.9 million in 2000 to $35.7 million in 2001 due to the elimination of 57 personnel in the second and third quarters of 2001, lower commissions of $4.0 million due to lower license revenues, the absence in 2001 of $1.6 million of retention incentives paid to sales people in the latter half of 2000 as a result of the Restatement, reductions in marketing costs of $3.2 million, and reductions in travel and telephone costs of $2.6 million. EMEA selling and marketing expenses increased 28% from $19.8 million in 2000 to $25.3 million in 2001. APAC selling and marketing expenses increased 103% from $1.2 million in 2000 to $2.3 million in 2001.

     General and Administrative exclusive of Non-Cash Stock Option Re-Pricing Charges. General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for our administrative, executive, and finance personnel as well as outside legal, consulting, tax services and audit fees.

     General and administrative expenses increased 27% from $24.2 million in 2000 to $30.7 million in 2001 primarily due to establishing litigation reserves of $3.7 million in the Americas as well as increased occupancy costs of $1.0 million in EMEA. We established new offices in Sweden in 2000 and in Spain and Switzerland in 2001. Total general and administrative expenses, excluding the reserves for litigation, have declined sequentially throughout 2001 as the restructuring announced in May 2001 took effect. Americas' general and administrative expenses increased 6% from $18.9 million in 2000 to $20.0 million in 2001, excluding increases for litigation reserves of $3.7 million. EMEA general and administrative expenses increased 33% from $4.1 million in 2000 to $5.4 million in 2001. APAC general and administrative expenses increased 34% from $1.2 million in 2000 to $1.6 million in 2001.

     Amortization of Intangibles. Amortization of intangible assets decreased 40% from $39.5 million in 2000 to $23.6 million in 2001. As noted above, this expense is related to business combinations completed in 1998 and 1999, which were accounted for using the purchase method of accounting. The decrease over prior year is a direct result of our decision, in the fourth quarter of 2000, to write-off certain of these assets that no longer supported our business focus.

     Intangibles Impairment Charge. As discussed below, during the fourth quarter of 2000 we re-evaluated intangible assets related to recent acquisitions and determined that the Novera technology no longer supported our focus on e-business integration. As a result of this decision, the Novera operation was closed in December of 2000 and we recorded a goodwill impairment charge of $28.6 million in December 2000 to write-off the remaining net book value of Novera goodwill. We had net operating intangible assets of $3.2 million and $5.3 million and net goodwill of $42.6 million and $64.1 million at December 31, 2001 and 2000, respectively.

     Stock Option Re-Pricing Charge. As discussed above, we recorded a variable non-cash compensation charge of $0.1 million during 2000 and a $0.9 million charge during 2001 related to the re-pricing of certain fixed stock option awards previously granted to certain product development, sales and marketing and general and administrative employees in November of 2000.

     Restructuring Charge. The restructuring charge of $8.1 million for the year ending December 31, 2001 consists of $2.9 million in severance-related costs and $5.2 million to accrue for losses related to leased space in Wilton, CT, Burlington, MA, Boca Raton, FL, Bannockburn, IL and Cobham, UK no longer required due to reductions in our Americas and EMEA personnel during the year. The Americas' restructuring charge was $7.2 million and the EMEA restructuring charge was $0.9 million. At December 31, 2001, $3.3 million of the unpaid restructuring charge was included in accrued expenses and other current liabilities and $1.7 million was included in other long-term liabilities.

Other Income (Expense), Net

     Net other income (expense) represents interest income earned on cash and marketable securities balances and term license contracts, offset by borrowing costs related to certain contractual obligations.

     Net other income decreased 109% from $0.7 million in 2000 to net other expense of $0.1 million in 2001 primarily due to the use of cash to fund operating losses for the first three quarters of 2001, the related reduction of interest bearing investments up through our private placement that occurred in the fourth quarter of 2001, and fees in connection with our credit facility with Silicon Valley Bank.

Income Taxes

     The provision for income taxes was $3.9 million for the year ended December 31, 2001 as compared to $2.6 million for the year ended December 31, 2000. The provision for income taxes is based on the anticipated effective tax rates and taxable income for the full year taking into account each jurisdiction in which we operate. During the second quarter of 2001, we determined that taxable income for the full year of 2001 was unlikely to be sufficient to support the full value of the U.S. federal and state deferred tax assets. Consequently, our 2001 tax provision includes a full valuation reserve for that asset. The difference between our effective tax rate and the U.S. statutory rate is primarily attributable to $17.6 million of non-deductible goodwill amortization and the effect of certain expected full-year foreign taxable losses for the year ended December 31, 2001, and $46.9 million of non-deductible goodwill amortization and $39.8 million of non-deductible intangibles impairment charges for the year ended December 31, 2000.

Year Ended December 31, 2000 compared with Year Ended December 31, 1999

     During 2000, we incurred a net (loss) of ($98.1) million compared to a net
(loss) of ($16.3) million in 1999. Our 2000 operating income (loss) excluding amortization, non-cash stock option re-pricing charges and intangibles impairment charge was ($9.5) million versus $10.2 million in 1999. While gross profit, excluding amortization and an intangibles impairment charge, increased $28.8 million as a result of increased revenues, we increased our spending in product development by $5.9 million, selling and marketing by $27.7 million and general and administrative expenses by $14.9 million. Most of the increase in selling and marketing expenses and general and administrative expenses were incurred in anticipation of higher revenue growth throughout the year. These higher expenses contributed to our lack of profitability in the second half of the year, as we did not achieve our anticipated level of revenues. Additionally, in connection with the August 2000 restatement of first quarter results and the adjustment of previously released second quarter results, we incurred incremental expenses and related reorganization costs in the third and fourth quarters.

Revenues

     Total Revenues. Total revenues increased 40% from $98.6 million in 1999 to $138.3 million in 2000. This increase resulted from increased license revenues as well as increased billings for services and maintenance. In addition, the Braid acquisition and our German office contributed a full year of revenues in 2000 whereas in 1999 Braid generated revenues only from March and Germany generated revenues beginning in May.

     Software Licensing. Total software licensing revenues increased 39% from $56.8 million in 1999 to $78.8 million in 2000 primarily due to an increase in revenues from the Mercator Integration Broker suite of products introduced in 2000 and, to a lesser extent, an approximate 100% increase in license pricing which began to take effect in the fourth quarter of 2000. From 1999 to 2000 we noted a 49% increase in the number of license contracts exceeding $100,000 and an 8% increase in the average size of such contracts. Americas' software licensing revenues increased 27% from $41.5 million in 1999 to $52.6 million in 2000. EMEA software licensing revenues increased 63% from $14.2 million in 1999 to $23.2 million in 2000. APAC software licensing revenues increased 177% from $1.1 million in 1999 to $3.0 million in 2000. The increases in EMEA in APAC were primarily due to the successful introduction of the Mercator Integration Broker suite to the Braid customer base and a full year of revenue contributions in 2000 from the Braid acquisition and the new sales office in Germany.

     Services. Total services revenues increased 42% from $23.2 million in 1999 to $32.9 million in 2000 primarily due to increased licensing of our products, which resulted in greater services and training opportunities. Americas' services revenues increased 19% from $15.7 million in 1999 to $18.8 million in 2000. EMEA services revenues increased 90% from $7.0 million in 1999 to $13.3 million in 2000. APAC services revenues increased 66% from $0.5 million in 1999 to $0.8 million in 2000.

     Maintenance. Total maintenance revenues increased 43% from $18.6 million in 1999 to $26.6 million in 2000 primarily due to increased licensing of our products, including the Mercator Integration Broker suite, the overall growth in the customer base using our products and, to lesser extent, an approximate 100% increase in new maintenance pricing which began to take effect in the fourth quarter of 2000. Americas' maintenance revenues increased 31% from $ 12.4 million in 1999 to $16.2 million in 2000 in line with the 27% increase in software licensing revenues. EMEA maintenance revenues increased 70% from $5.5 million in 1999 to $9.4 million in 2000 in line with the 63% increase in software licensing revenues. APAC maintenance revenues increased 42% from $0.7 million in 1999 to $1.0 million in 2000.

Cost of Revenues

     Total Cost of Revenues. Total cost of revenues increased 81% from $28.8 million in 1999 to $52.2 million in 2000 primarily due to the 40% increase in revenue and the $11.2 million write-off of certain Braid purchased technology intangibles in December of 2000.

     Total gross margins decreased from 71% in 1999 to 62% in 2000 due to the intangible write-off mentioned above and to a slightly higher mix of lower margin service and maintenance revenues within total revenues.

     Cost of Software Licensing. Total software licensing costs increased 20% from $1.3 million in 1999 to $1.5 million in 2000. This increase was due to increased imbedded third-party software royalty costs of $0.5 million partially offset by reduced shipping costs as we expanded electronic transmission of our products over the WEB and delivery of software and documentation via CD-ROM. The net increase in licensing costs is consistent with the corresponding increase in license revenues. Software licensing gross margin remained constant at 98% in both 1999 and 2000. Americas' software licensing gross margin remained constant at 98% in both 1999 and 2000. EMEA software licensing gross margin increased from 97% in 1999 to 98% in 2000. APAC software licensing gross margin increased from 89% in 1999 to 95% in 2000.

     Cost of Services. Total services costs increased 56% from $16.3 million in 1999 to $25.4 million in 2000. Total services gross margin decreased from 30% in 1999 to 23% in 2000. Americas' services costs increased 41% from $10.8 million in 1999 to $15.1 million in 2000 primarily due to a 27% increase in personnel costs involved in delivering additional services to customers. However, increased recruiting and training costs, as well as lower initial productivity related to new services personnel, and $1.0 million of revenue reserves related to contract disputes caused Americas' services gross margin to decrease from 31% in 1999 to 19% in 2000. EMEA services costs increased 79% from $5.1 million in 1999 to $9.2 million in 2000 in line with the 90% increase in service revenues noted above. EMEA services gross margin increased from 27% in 1999 to 31% in 2000. APAC services costs increased 159% from $0.4 million in 1999 to $1.1 million in 2000. APAC services gross margin decreased from 19% in 1999 to (26%) in 2000 as we added services personnel in advance of contractual services opportunities.

     Cost of Maintenance. Total maintenance costs increased 31% from $5.1 million in 1999 to $6.6 million in 2000 due primarily to an 11% increase in the number of personnel hired to support the increased number of customer installations, as well as the Mercator Integration Broker suite of products introduced in 2000. Total maintenance gross margin increased from 73% in 1999 to 75% in 2000. Americas' maintenance costs increased 23% from $3.8 million in 1999 to $4.6 million in 2000 to support the 31% increase in revenues noted above while related gross margin increased from 69% in 1999 to 71% in 2000. EMEA maintenance costs increased 64% from $1.2 million in 1999 to $1.9 million in 2000 to support the 70% increase in revenues noted above. EMEA maintenance gross margin increased marginally from 79% in 1999 to 80% in 2000. APAC maintenance costs were $0.1 million in both 1999 and 2000. APAC maintenance gross margin increased from 84% in 1999 to 91% in 2000.

     Amortization of Intangibles. Amortization expense of the purchased technology intangibles mentioned above increased 20% from $6.2 million in 1999 to $7.4 million in 2000. This was a result of a full year of amortization reflected in 2000 versus only 10 months of amortization in 1999.

     Intangibles Impairment Charge. After the decline in our revenues in the third quarter of 2000 and management changes in the fourth quarter, it was necessary for us to evaluate our allocation of resources to products that were not generating significant revenue streams. During the fourth quarter of 2000, we re-evaluated intangible assets related to recent acquisitions and determined that two products acquired in the Braid acquisition, Nimbus, a treasury management product, and Freeway, an information management application, no longer supported our focus on e-business integration. Revenues from Nimbus amounted to $817,000 in 1999 and $468,000 in 2000. Revenues from Freeway amounted to $44,000 in 1999 and $0 in 2000. While revenues from these products were not significant, we believed that having a suite of products addressing a multitude of needs gave us an edge over our competitors, and therefore we continued to offer these product lines during fiscal 2000. In the fourth quarter of 2000, after re-evaluating the opportunity for the Braid Nimbus and Freeway products, we elected to discontinue support of these products. As a result, the unamortized intangible asset net book value of $11.2 million relating to these products was written-off in the fourth quarter of 2000 and is included in "Cost of revenues: Intangibles impairment charge" in the accompanying consolidated statement of operations for the year ended December 31, 2000.

     We had net purchased technology intangibles of $12.2 million and $30.8 million at December 31, 2000 and 1999, respectively.

Operating Expenses

     Total Operating Expenses. Total operating expenses increased 109% from $87.3 million in 1999 to $182.3 million in 2000. This increase is a result of a $28.6 million goodwill impairment charge taken in 2000, a $17.9 million increase in intangibles amortization, a $14.9 million increase in general and administrative expenses, a $27.7 million increase in selling and marketing expenses and a $5.9 million increase in product development expenses. In addition, the Braid and Novera acquisitions in 1999 contributed a full year's worth of expenses in 2000.

     Product Development. Product development expenses increased 39% from $15.3 million in 1999 to $21.2 million in 2000 primarily due to a $3.3 million increase in personnel and sub-contractor costs related to developing the Mercator Integration Broker suite as well as an additional $1.0 million in Novera personnel costs. Product development expenses represented 15% of total revenues in both 1999 and 2000.

     Selling and Marketing. Selling and marketing expenses increased 67% from $41.2 million in 1999 to $68.9 million in 2000 primarily due to a 27% increase in the number of sales personnel. Accordingly, personnel compensation costs increased by $14.6 million, including $1.6 million in enhanced incentives to motivate the sales force after the restatement of our first quarter 2000 results. In addition, marketing costs increased $4.2 million, travel and communication costs increased by $2.3 million, recruiting costs increased by $1.5 million and occupancy costs increased by $1.1 million. Selling and marketing expenses as a percentage of total revenues increased from 42% in 1999 to 50% in 2000. Americas' selling and marketing expenses increased 63% from $29.4 million in 1999 to $47.9 million in 2000. EMEA selling and marketing expenses increased 80% from $11.0 million in 1999 to $19.9 million in 2000 primarily due to the Braid acquisition in 1999 and successful efforts to introduce the Mercator Integration Broker suite to Braid's customer base in 2000. APAC selling and marketing expenses increased 43% from $0.8 million in 1999 to $1.1 million in 2000.

     General and Administrative exclusive of Non-Cash Stock Option Re-Pricing Charges. General and administrative expenses increased 160% from $9.3 million in 1999 to $24.2 million in 2000 primarily due to a 39% increase in the number of administrative personnel, which resulted in a $4.8 million increase in personnel costs incurred to support our worldwide expansion, $3.5 million increase in legal, accounting and consulting fees, and $1.2 million increase in occupancy costs due to the 1999 acquisitions. In addition, in the Americas we incurred $4.7 million in incremental turnover, legal, executive search, strategic consulting and accounting fees related to the restatement of our first quarter 2000 operating results and changes in senior management. General and administrative expenses as a percentage of total revenues increased from 9% in 1999 to 18% in 2000. Americas' general and administrative expenses increased 158% from $7.3 million in 1999 to $18.9 million in 2000. EMEA general and administrative expenses increased 132% from $1.8 million in 1999 to $4.1 million in 2000 and APAC general and administrative expenses increased significantly from $0.2 million in 1999 to $1.2 million in 2000, both primarily due to the Braid acquisition in March 1999 and expansion of activities in the European and Asia Pacific regions.

     Amortization of Intangibles. Amortization expense increased 83% from $21.5 million in 1999 to $39.5 million in 2000 primarily due to a full 12 months of goodwill and intangibles amortization in 2000 related to the Braid and Novera acquisitions, which occurred in March and September 1999, respectively. In addition, in April 2000, we determined that operating targets related to contingent consideration included in the Braid acquisition agreement had been achieved. In accordance with the terms of the agreement, we issued stock and cash valued at $17.3 million in additional consideration; this consideration was added to goodwill and goodwill amortization for the year 2000 was increased accordingly.

     Intangibles impairment charge. During the fourth quarter of 2000, we reevaluated intangible assets related to recent acquisitions and determined that the acquired operations from Novera no longer supported our focus on e-business integration. In the fourth quarter of 2000, we determined that the Web Broker product, which included the Novera technology, would be discontinued. In December 2000, customers were contacted and informed they would be migrated to the Web Integrator product, which had similar functionality to Web Broker, but did not incorporate the Novera technology. In addition, we consolidated the research and development function from Novera with our Boca Raton, Florida facility in December 2000 and all Novera research and development personnel left the Company. As a result of these decisions, we recorded an intangibles impairment charge of $28.6 million in the fourth quarter of 2000 to write-off the remaining book value of the Novera goodwill.

     We had net operating intangible assets of $5.3 million and $7.5 million and net goodwill of $64.1 million and $115.0 million at December 31, 2000 and 1999, respectively.

     Stock Option Re-Pricing Charge. We recorded a variable non-cash compensation charge of $0.1 million during 2000 related to the re-pricing of certain fixed stock option awards previously granted to certain general and administrative employees in November of 2000.

Other Income (Expense), Net

     Other income (expense), net represents interest income earned on our cash and marketable securities balances and term license contracts offset by borrowing costs related to certain contractual obligations.

     Interest income decreased 19% from $1.0 million in 1999 to $0.8 million in 2000 primarily due to lower average cash and marketable securities balances relating to the acquisitions of Braid and Novera, partially offset by higher average rates of return on these investments. Borrowing expenses increased from $0 in 1999 to $0.2 million in 2000 primarily due to interest on the Braid contingent consideration obligation, commitment fees related to the Fleet Bank credit line agreement, and letter of credit fees.

Income Taxes

     At December 31, 2000, we established a valuation allowance against deferred tax assets relating to net operating loss carryforwards and federal tax credits because of uncertainty that all of these assets could be utilized in the near term. This valuation allowance, partially offset by benefits in foreign tax jurisdictions, resulted in a net tax provision of $2.6 million in 2000 as compared to a ($0.2 million) net tax (benefit) in 1999.

     Our effective tax rate for both 2000 and 1999 is impacted by the fact that the majority of intangibles amortization is not deductible for income tax purposes; the intangibles impairment charge incurred in 2000 is also not deductible for income tax purposes. In addition, the change in the valuation allowance noted above substantially reduced the effective tax rate benefit for 2000.

Liquidity and Capital Resources

     Our cash position has improved in 2001 primarily as a result of proceeds realized from the sale of Common Stock through two private placements and from the issuance of Common Stock under our employee stock purchase plan, which resulted in net proceeds of $18.0 million, partially offset by cash used in operations of $5.9 million.

Operating Activities

     Operating activities consumed cash of $5.9 million during the year ended December 31, 2001 compared to providing cash of $11.3 million during the year ended December 31, 2000. During the first half of 2001, our operations consumed $11.5 million of cash. In the second half of 2001, we eliminated our operating cash burn and generated $5.6 million of cash from operations through: (i) a 20% increase in revenues over the first half of 2001; (ii) restructuring activities which began in the second quarter of 2001 that included an approximate 29% reduction in the consolidated workforce and a reorganization of our sales efforts; (iii) expense management efforts; and (iv) continued improvements in accounts receivable collections resulting in a decrease in the number of days sales outstanding in net accounts receivable from 93 days at June 30, 2001 to 77 days at December 31, 2001.

     Net accounts receivable decreased 26% from $38.9 million at December 31, 2000 to $29.0 million at December 31, 2001 due primarily to a $5.2 million decline in fourth quarter revenues in 2001 as compared to 2000, as well as improved collections, partially offset by a $4.4 million increase in deferred revenue. The number of days sales in net accounts receivable decreased from 89 days at December 31, 2000 to 77 days at December 31, 2001 as we applied new management resources to collection efforts. The allowance for doubtful accounts increased modestly from $3.6 million at December 31, 2000 to $3.9 million at December 31, 2001.

     Net accounts receivable increased modestly from $38.3 million at December 31, 1999 to $38.9 million at December 31, 2000 despite a 26% increase in fourth quarter revenues and a $4.0 million net increase in deferred revenue during 2000. This stability was accomplished primarily by a change in standard payment terms, improved collection procedures and a $1.8 million net increase in the allowance for doubtful accounts. Standard payment terms changed from "net 30 days" to "due upon receipt." Improvements in collection procedures included hiring additional collection personnel, and earlier and more frequent contact with customers. The increase in the allowance for doubtful accounts was caused primarily by a $1.4 million addition for receivables related to the Carpet Co-Op / FloorLINK litigation (See Item 3). This amount was charged against deferred revenue as the revenue for these billings had yet to be recognized due to uncertainties regarding their collectability. In addition, charges to bad debt expense increased the allowance by $1.0 million primarily in the second half of the year as economic conditions declined and the financial position of some customers deteriorated. This increase was partially offset by $0.6 million in accounts receivable written off against the allowance. The number of days sales in net accounts receivable decreased from 111 days at December 31, 1999 to 89 days at December 31, 2000.

     Current liabilities increased 19% from $44.1 million at December 31, 2000 to $52.3 million at December 31, 2001. Accounts payable increased 14% from $6.7 million to $7.6 million primarily due to higher legal fees in the Americas. Accrued expenses increased 15% from $19.5 million to $22.4 million due primarily to the establishment of $3.7 million in settlement reserves associated with legal contingencies in the Americas, the current portion of the restructuring reserve of $3.3 million and a $1.0 million increase in accrued income taxes, partially offset by a $2.4 million decrease in accrued commission expense related to the year-to-year decline in fourth quarter revenues, as well as payments of $3.3 million for legal and consulting expenses and leasehold improvements accrued at December 31, 2000. Current portion of deferred revenue increased 25% from $17.8 million to $22.3 million due primarily to a $3.5 million increase in deferred maintenance revenue related to the increased number of customers with installed software and a $0.9 million increase in deferred license revenue related to contracts with acceptance testing.

     Current liabilities increased 65% from $26.8 million at December 31, 1999 to $44.1 million at December 31, 2000. Accounts payable increased 70% from $3.9 million to $6.7 million primarily due to higher legal and consulting fees in the Americas. Accrued expenses increased 139% from $8.2 million to $19.5 million due primarily to a $4.0 million increase in accrued employee compensation, $2.3 million in accrued legal and consulting expenses and $1.5 million in accrued leasehold improvements. Current portion of deferred revenue increased 21% from $14.7 million to $17.8 million due primarily to a $5.6 million increase in deferred maintenance revenue related to the increased number of customers with installed software along with higher maintenance pricing, partially offset by a $2.2 million decrease in deferred license revenue. The decrease in deferred license revenue was caused by a $1.4 million charge related to the collectability of certain Carpet Co-Op / FloorLINK receivables with the balance attributed to the recognition of revenue in accordance with certain term license contracts.

     Our short-term operating commitments include operating lease payments over the next twelve months of approximately $5.7 million, including $1.4 million for our new office space in Wilton, CT. Should we negotiate an early termination of this lease, our quarterly cash flows may be impacted. In addition, we believe that our expenditures for product development efforts in 2002 will increase modestly as we continue to enhance our integration products and further develop industry solutions for our targeted vertical markets.

     As of December 31, 2001, we have accruals of $3.7 million, after considering insurance recoveries, related to settlements associated with outstanding legal contingencies. A significant increase in the estimate of the cost of settlement of these contingencies could have a material adverse effect on our consolidated financial position or results of operations.

     Excluding the impact of potential cash payments for the contingencies discussed in Note 12 of the Notes to Consolidated Financial Statements, we believe that we will generate modest positive cash flows from operations on a full-year basis, however, cash flows generated from operations in any one quarter could be negative. We believe current cash on-hand as well as cash available from our Silicon Valley Bank facility (see further discussions below) will be sufficient to meet our needs associated with cash shortfalls in any one quarter.

Investing Activities

     Investing activities consumed cash of $1.5 million during the year ended December 31, 2001 compared to $7.3 million during the year ended December 31, 2000. Investing activities for 2001 included a $3.4 million net investment in furniture, fixtures and equipment and a $1.5 million increase in the restricted collateral deposit in connection with a facility lease, partially offset by a $3.4 million liquidation of investments in marketable securities. Investing activities in 2000 included a $6.2 million net investment in furniture, fixtures and equipment, a $1.8 million increase in intangible assets in connection with the Braid acquisition earn-out agreement and a $1.5 million restricted collateral deposit in connection with a facility lease, partially offset by a $2.2 million liquidation of investments in marketable securities. During 1999, investing activities included a sale of marketable securities of $27.2 million, which was offset by cash outlays of $22.8 million in connection with the Braid and Novera acquisitions and a $4.6 million net investment in furniture, fixtures and equipment.

     Our expenditures for furniture, fixtures and equipment are expected to be approximately $6.2 million in 2002. In addition, capital lease commitments over the next twelve months are approximately $0.5 million.

Financing Activities

     Financing activities generated cash of $18.0 million during the year ended December 31, 2001 compared to $5.8 million during the year ended December 31, 2000. Financing activities for 2001 included net proceeds of $14.7 million from the private sale of shares of Common Stock to a group of institutional investors, net proceeds of $1.6 million from the sale of shares of restricted Common Stock to Mitsui and Co., Ltd., $1.7 million of proceeds from employee stock plan purchases and $0.5 million of proceeds from the exercise of employee stock options, partially offset by $0.5 million of capital lease principal payments. Financing activities for 2000 included $3.2 million of proceeds from the exercise of employee stock options and $2.9 million of proceeds from employee stock plan purchases, partially offset by $0.3 million of capital lease principal payments. During 1999, financing activities generated $2.8 million of proceeds from the exercise of employee stock options and $1.3 million of proceeds from employee stock plan purchases, partially offset by $0.1 million for the repayment of long-term debt.

     In February 2000, we entered into a three-year agreement with Fleet Bank for a $20 million line of credit for general corporate purposes, including working capital, leasehold improvements and equipment and certain acquisition purposes. As a result of operating losses sustained during the quarter ended September 30, 2000, we were in violation of certain financial covenants in the agreement. In November 2000, Fleet Bank notified us that it would only make advances under the agreement on a discretionary basis. In March 2001, the $20 million line of credit agreement with Fleet Bank was terminated. Since inception no amounts were borrowed under the agreement.

     In June 2000, we drew a $1.2 million letter of credit with Fleet Bank in connection with a new headquarters office lease. At Fleet Bank's request we provided a $1.5 million restricted collateral deposit as security for the outstanding letter of credit. In January 2001, we increased the letter of credit to $2.5 million and the related restricted collateral deposit to $3.0 million. The letter of credit agreement with Fleet Bank remains in effect.

     In June 2001, we finalized a credit facility with Silicon Valley Bank. This facility is secured by certain receivables and the amount available under the facility at December 31, 2001 is $15 million as a result of our achieving positive EBITDA in the fourth quarter of 2001. This amount may be decreased to $10 million if we do not maintain positive EBITDA during each quarter of fiscal 2002. In September and November 2001, Silicon Valley Bank agreed to waive and modified certain terms of the credit facility, including eliminating the requirement for a capitalization event and relaxing the level of the Adjusted Quick Ratio covenant. The Bank also extended the expiration date of the facility to November 27, 2002. Specifically, the agreement, as amended, requires us to maintain an Adjusted Quick Ratio, as defined, of at least 1.5 to 1.0 for each month subsequent to December 1, 2001. We were in compliance with the Adjusted Quick Ratio covenant under the agreement, as amended, at December 31, 2001. If the Company were in default, such default, if uncured, could result in our being required to pay a $0.2 million termination fee. Prior to November 27, 2002, we expect to seek to renegotiate the facility to extend it beyond its scheduled termination or, alternatively, negotiate a similar facility with another party on no less favorable terms. Since inception, no amounts have been borrowed under this facility.

Cash Flow and Funding Requirements

     We believe that current cash and cash equivalent balances ($28.2 million at December 31, 2001), combined with net cash expected to be generated from operations, are sufficient to meet anticipated needs for working capital and capital expenditures ($6.7 million) through December 31, 2002. However, any projections of future cash needs and cash flows are subject to uncertainty. Additionally, a significant increase in the cost of settlement of legal contingencies in excess of amounts accrued and insurance coverages could have a material adverse impact on our consolidated financial position or consolidated results of operations. Our long-term capital needs will depend on numerous factors, including the rate at which we are able to obtain new business from clients and expand our personnel and infrastructure to accommodate such growth, as well as the rate at which we choose to invest in new technologies. (See "Factors that May Affect Future Results" below.)

      If current cash, cash equivalents and cash that may be generated from operations are deemed to be insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity securities. Moreover, we may determine to sell additional equity for the purpose of further enhancing our cash resources. The sale of additional equity or equity-related securities, if achieved, would result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue debt or additional equity securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all. A failure to obtain such financing may adversely impact our business. In addition, if our cash flows were to substantially decrease, our goodwill or our purchased technology intangible assets may become impaired and we would have to record a charge for impairment, which may be material to our financial position and results of operations.

Recently issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and subsequently, SFAS No. 144 after its adoption.

     We adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No.142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

     Upon adoption of SFAS No. 142, we are required to evaluate our existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. We will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and we must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

     As of the date of adoption of SFAS No. 142, we will have unamortized goodwill in the amount of $42.6 million and unamortized identifiable intangible assets in the amount of $11.5 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $21.5 million and $37.4 million for the years ended December 31, 2001, and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on our financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Under such circumstances we would record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS No. 143 on January 1, 2003. We have not yet determined the expected impact of SFAS No. 143 on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We are required to adopt SFAS No. 144 on January 1, 2002. We have not yet determined the expected impact of SFAS No. 144 on our financial position or results of operations.

     In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" in January 2002. The Company is required to adopt EITF 01-14 on January 1, 2002 and will reclassify comparative financial statements for prior periods to comply with the guidance in this EITF. Management has not yet determined the impact of EITF 01-14 on the Company's revenues and cost of revenues for the years ended December 31, 2001 and 2000.

     Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to our financial statements.

Conversion to a Single European Currency

     We generate revenues in a number of foreign countries. However, as the majority of foreign contracts are denominated in US dollars, we do not expect the conversion to a single European currency to have a material impact on our financial results.

Factors That May Affect Future Results

     You should carefully consider the following risks factors before making an investment decision. Our business, results of operations, and financial condition could be adversely affected by any of the following factors. The market price of our Common Stock could decline due to any of these risks, and you could lose all or part of your investment.

Our quarterly and annual operating results are volatile and difficult to predict and may cause our stock price to fluctuate

     Our quarterly and annual operating results have varied significantly in the past and may continue to do so in the future. We had operating losses in 2001 and may continue to have losses in the future. In certain quarters of 2001, our operating results were below the expectations of public market analysts and investors, and were followed by a decline in the price of our stock. This may occur in the future and if our revenues and operating results do not meet expectations, our stock price could decline which may result in potential customers choosing other vendors.

     In 2001, we announced a restructuring plan to reduce our cost structure. This plan consisted of work force reductions of 29% across the Company, closing some office facilities and reducing some other space. We also announced a strategic plan to focus our resources on the largest vertical market opportunities where we have significant experience including financial services, manufacturing, retail and distribution, and healthcare. Our restructuring plan that has been put in place remains somewhat unproven, and could result in increased volatility in and have an adverse effect on our stock price. Our focus on large vertical market opportunities may result in longer sales cycles and any delay in obtaining larger contracts may have an adverse impact on quarterly operating results. We believe that investors should not rely on period-to-period comparisons of our results of operations, as they are not necessarily indications of our future performance.

An adverse reaction by customers and vendors to changes in our company may result in a revenue decline and adverse impact to cash position

     Our success depends in large part on the support of key customers and vendors who may react adversely to changes in our company. Many members of our senior management have joined us during the past year. It will take time and resources for these individuals to effect change within our organization and during this period our vendors and customers may re-examine their willingness to do business with us. If we are unable to retain and attract our existing and new customers and vendors, our revenues could decline and our cash position could be materially adversely affected.

Our future success depends on retaining our key personnel and attracting and retaining additional highly qualified employees

     Other than Roy King, our Chairman, Chief Executive Officer and President, all of our employees are employed at-will and we have no fixed-term employment agreements with our employees. The loss of the services of any of our key employees could harm our business.

     Our future success also depends on our ability to attract, train and retain highly qualified sales, research and development, professional services and managerial personnel, particularly sales and professional services personnel. Competition for these personnel is intense. We may not be able to attract, assimilate or retain qualified personnel. We have at times experienced, and we continue to experience, difficulty in recruiting qualified sales and research and development personnel, and we anticipate these difficulties may continue in the future. Furthermore, we have in the past experienced, and in the future expect to continue to experience, a significant time lag between the date sales, research and development and professional services personnel are hired and the date these employees become fully productive.

It would be difficult for us to materially or immediately adjust our spending if we experience any revenue shortfalls

     Our future revenues will be difficult to predict and we could fail to achieve our revenue expectations. Our expense levels are based, in part, on our expectation of future revenues, and expense levels are, to a large extent, fixed in the short term. We may be unable to materially adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, our operating results and cash flows are likely to be harmed. Net income may be disproportionately affected by a reduction in revenue because large portions of our expenses are related to headcount that may not be easily reduced without harming our business. If cash flows are negatively impacted, there can be no assurance that our existing accounts receivable financing arrangement will be sufficient to meet cash needs or will be available in the future, as there is no assurance that we will be able to draw down upon our existing line of credit.

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

We have been and may continue to be impacted by the overall economy and the events of September 11th

     As a result of recent unfavorable economic conditions including the impact of the events of September 11th on certain of our vertical markets, we have seen reduced capital spending, and software licensing revenues have declined in fiscal year 2001 in total and as a percentage of our total revenues as compared to the prior year. In particular, sales to e-commerce and internet businesses, value-added resellers and independent software vendors were impacted during 2001. Sales to financial institutions have been impacted in the fourth fiscal quarter of 2001. If the economic conditions in the United States worsen, or if a wider global economic slowdown occurs, we may experience a material adverse impact on our revenues and collections of our accounts receivable.

We depend on the sales of our existing Mercator products and related services

     We first introduced our Mercator products in 1993. In recent years, a significant portion of our revenue has been attributable to licenses of Mercator products and related services, and we expect that revenue attributable to our Mercator products and related services will continue to represent a significant portion of our total revenue for the foreseeable future. Accordingly, our future operating results significantly depend on the market acceptance and growth of our existing Mercator product line and enhancements of these products and services. Market acceptance of our Mercator product line may not increase or remain at current levels, and we may not be able to market successfully our Mercator product line or develop extensions and enhancements to this product line on a long-term basis. In the event that our current or future competitors release new products that provide, or are perceived as providing, more advanced features, greater functionality, better performance, better compatibility with other systems or lower prices than our Mercator product line, demand for our products and services would likely decline. A decline in demand for, or market acceptance of, the Mercator product line would harm our business.

We may face significant risks in expanding our international operations

     International revenues accounted for approximately 29% of our total revenues for 1999 compared to approximately 37% of our total revenues for 2000 and 37% of our total revenues for 2001. Continued expansion of our international sales and marketing efforts will require significant management attention and financial resources. We also expect to commit additional time and development resources to customizing our products for selected international markets and to developing international sales and support channels. International operations involve a number of additional risks, including the following:

     o   difficulties in staffing and managing foreign operations;

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

     o   potentially adverse tax consequences; and

     o   political instability.

     To the extent that our international operations expand, we expect that an increasing portion of our international license and service and other revenues will be denominated in foreign currencies. We do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We may choose to limit our exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. The currency exchange strategy that we adopt may not be successful in avoiding exchange-related losses. In addition, the above-listed factors may cause a decline in our future international revenue and, consequently, may harm our business. We may not be able to sustain or increase revenue that we derive from international sources.

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

     Our product enhancements or new products may not adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. We have in the past experienced delays in the introduction of product enhancements and new products and we may experience delays in the future. Furthermore, as the number of applications, systems and platforms supported by our products increases, we could experience difficulties in developing, on a timely basis, product enhancements which address the increased number of new versions of applications, systems or platforms served by our existing products. If we fail, for technological or other reasons, to develop and introduce product enhancements or new products in a timely and cost-effective manner or if we experience any significant delays in product development or introduction, our customers may delay or decide against purchases of our products as our products may be rendered obsolete.

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

We may not successfully expand our sales and distribution channels

     An integral part of our strategy is to expand our indirect sales channels, including strategic partners, value-added resellers, independent software vendors, systems integrators and distributors. However, while we believe this is a profitable and incremental strategy, such sales will be at lower unit prices, may limit our contact with customers (potentially inhibiting future follow-up sales) and places us in a position of depending upon the reseller to achieve customer satisfaction, and could result in these resellers selling to customers we may have sold to. We are increasing resources dedicated to developing and expanding these indirect distribution channels. In 2001, 27% of our total license revenues came from those sources. We may not be successful in expanding the number of indirect distribution channels for our products. If we are successful in increasing our sales through indirect sales channels, we expect that those sales will be at lower per unit prices than sales through direct channels, and revenue we receive for each sale will be less than if we had licensed the same product to the customer directly. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered.

     Even if we successfully expand our indirect distribution channels, any new strategic partners, value-added resellers, independent software vendors, system integrators or distributors may offer competing products, or have no minimum purchase requirements of our products. These third parties may also not have the technical expertise required to market and support our products successfully. If the third parties do not provide adequate levels of services and technical support, our customers could become dissatisfied, and we may have to devote additional resources for customer support. Our brand name and reputation could be harmed. Selling products through indirect sales channels could cause conflicts with the selling efforts of our direct sales force.

     Our strategy of marketing products directly to end-users and indirectly through value-added resellers, independent software vendors, systems integrators and distributors may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although we have attempted to manage our distribution channels to avoid potential conflicts, channel conflicts may harm our relationships with existing value added resellers, independent software vendors, systems integrators or distributors or impair our ability to attract new value-added resellers, independent software vendors, systems integrators and distributors.

We may encounter difficulties in managing our long-term growth

     The long-term growth of our business has placed, and is expected to continue to place, a strain on our administrative, financial, sales and operational resources and increased demands on our internal systems and controls.

     To address this growth, we have recently implemented, or are in the process of implementing and will implement in the future, a variety of new and upgraded operational and financial systems, procedures and controls. We may not be able to complete successfully the implementation and integration of these systems, procedures and controls, or hire additional personnel, in a timely manner. Our inability to manage our growth amid changing business conditions, or to adapt our operational, management and financial control systems to accommodate our growth, could harm our business.

We face significant competition in the market for e-business integration software

     The markets for our products and services are extremely competitive and subject to rapid change. Because there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies.

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

     We expect that we will face increasing pricing pressures from our current competitors and new market entrants. Our competitors may engage in pricing practices that may reduce the average selling prices of our products and related services. To offset declining average selling prices, we believe that we must successfully introduce and sell enhancements to existing products and new products on a timely basis. We must also develop enhancements to existing products and new products that incorporate features that can be sold at higher average selling prices. To the extent that enhancements to existing products and new products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher average selling prices, our operating margins may decline.

Government regulation and legal uncertainties relating to the internet could adversely affect our business

     Congress has passed legislation and several more bills have been sponsored in both the House and Senate that are designed to regulate various aspects of the internet, including, for example, on-line content, copyright infringement, user privacy, and taxation. In addition, federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate aspects of the internet, including libel, pricing, quality of products and services, and intellectual property ownership. The laws governing the use of the internet, in general, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws apply to the internet. In addition, the growth and development of the market for on-line commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online by limiting the type and flow of information over the internet. The adoption or modification of laws or regulations relating to the internet could adversely affect our business.

     It is not known how courts will interpret both existing and new laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business or our clients' business, which may have an indirect effect on our business. Increased regulation of the internet may decrease the growth in the use of the internet, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, or results of operations and financial condition.

The United States Omnibus Appropriations Act of 1998 places a moratorium on taxes levied on internet access from October 1998 to November 2003. However, states may place taxes on internet access if taxes had already been generally imposed and actually enforced prior to October 1998. States which can show they enforced internet access taxes prior to October 1998 and states after November 2003 may be able to levy taxes on internet access resulting in increased cost to access the internet which may result in a material adverse effect to our business.

We have only limited protection for our proprietary technology

     Our success is dependent upon our proprietary software technology. We protect our technology as described herein but this may not prevent misappropriation or development by third parties of similar products. We do not have any patents and we rely principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our technology. We enter into confidentiality and/or license agreements with our employees, distributors and customers, and we limit access to and distribution of our software, documentation and other proprietary information by employees, distributors and customers. The steps taken by us may not be sufficient to prevent misappropriation of our technology, and such protections do not preclude competitors from developing products with functionality or features similar to our products. Furthermore, it is possible that third parties will independently develop competing technologies that are substantially equivalent or superior to our technologies. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, which could pose additional risks of infringement as we continue to expand internationally. Our failure or inability to protect our proprietary technology could have a material adverse effect on our business.

     Although we do not believe that our products infringe the proprietary rights of any third parties, infringement claims could be asserted against us or our customers in the future. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights, or for purposes of establishing the validity of our proprietary rights. Litigation, either as plaintiff or defendant, would cause us to incur substantial costs and divert management resources from productive tasks whether or not such litigation is resolved in our favor, which could have a material adverse effect on our business. Parties making claims against us or customers for which we are subject to payment of indemnification could recover substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to license our products in the United States or abroad. Such a judgment could have a material adverse effect on our business. If it appears necessary or desirable, we may seek licenses to intellectual property that we are allegedly infringing. Licenses may not be obtainable on commercially reasonable terms, if at all. The failure to obtain necessary licenses or other rights could have a material adverse effect on our business. As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time-consuming and expensive to defend and could adversely affect our business. We are not aware of any currently pending claims that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties.

We may become subject to product liability claims

     Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements, especially unsigned shrink-wrap licenses, may not be effective under the laws of certain jurisdictions. Consequently, the sale and support of our software entails the risk of product liability claims in the future.

The ultimate outcome of pending securities litigation is uncertain

     After the restatement of our first quarter 2000 earnings and the adjustment to previously disclosed second quarter 2000 results, we were named in a series of similar purported securities class action lawsuits. These lawsuits have now been consolidated into one matter. The amended complaint in the consolidated matter alleges violations of United States securities law through alleged material misrepresentations and omissions and seeks an unspecified award of damages. We believe that the allegations in the amended complaint are without merit, and we intend to contest them vigorously. There can be no guarantee as to the ultimate outcome of this pending litigation or whether the ultimate outcome may have a material adverse effect on our financial position or results of our operations. Our insurance company has reserved its rights with respect to this matter.

Our stock price has fluctuated and could continue to fluctuate

     The trading price of our Common Stock has fluctuated widely in the past and may be significantly affected by a number of factors, including the following:

     o   actual or anticipated fluctuations in our operating results;

     o announcements of technological innovations or new products by us or our competitors;

     o   developments with respect to patents, copyrights or proprietary rights;

     o   conditions and trends in the software or other industries; and

     o   general market conditions.

     In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have particularly affected the market prices for the stock of technology companies. These broad market fluctuations may cause the market price of our Common Stock to decline. The high and low sale prices of our Common Stock as reported on the Nasdaq National Market System in the past three years are included in Item 5.

Our stockholder rights plan, corporate governance structure and governing law may delay or prevent our acquisition by another company

     Our corporate governing documents as well as Delaware law contain provisions that could make it more difficult for a third party to attempt to acquire or gain control of our company. These provisions include:

     o our Board of Directors can issue shares of preferred stock without any vote or action by the stockholders and this stock could have rights superior to those of existing stockholders and could impede the success of any acquisition attempt by another company;

     o we adopted a stockholders rights plan which permits existing stockholders to purchase a substantial number of shares at a substantial discount to the market price if a third party attempts to gain control on a large equity position in our company;

     o a stockholder must give our Board of Directors prior notice of a proposal to take action by written consent;

     o a stockholder must give advance notice to the Board of Directors before stockholder-sponsored proposals may receive consideration at annual meetings and before a stockholder may make nominations for the election of directors;

     o vacancies on the Board of Directors may be filled until the next annual meeting of stockholders only by majority vote of the directors then in office; and

     o   stockholders cannot call special meetings of stockholders.

     We are also governed by Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with any interested stockholder, as defined by that statute. Our stockholder rights plan, our charter, bylaws and the provisions of Section 203 could make it more difficult for a third party to acquire control of our outstanding voting stock and could delay or prevent a change in our control.

     In addition, we have arrangements with certain officers and other option holders which provide for benefits upon a change in control, which could also delay or impede an acquisition.

Future sales of our common stock by our stockholders could cause our stock price to decline

     As of March 8, 2002, we have outstanding warrants to purchase an aggregate of 1,120,729 shares of Common Stock and also options to purchase an aggregate of 8,487,959 shares of Common Stock granted under our directors' and employee benefit plans. The number of shares issuable upon exercise of warrants are subject to adjustment pursuant to anti-dilution provisions. Holders of such warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided in such warrants and options. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms could be affected. Exercise of warrants and options may result in dilution to existing stockholders.

     Sales of a significant amount of Common Stock in the public market by existing shareholders, including holders of warrants and options, could adversely affect the market price of the Common Stock, and it may make it more difficult for us to sell our Common Stock in the future at times and for prices that we deem appropriate. Several of our stock and warrant holders are parties to registration rights agreements with us under which we are required to register their stock for sale to the public. In January 2002, we filed a Registration Statement covering resale of an aggregate of 3,577,883 shares. Sale of the shares of Common Stock covered by this Registration Statement, or even the availability of such shares for sale, may have an adverse effect on the market price of our stock from time to time.

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

Foreign Currency Exchange Rates

     Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the year ended December 31, 2001, 37% of our total revenue was generated from our international operations, and the net assets of our foreign subsidiaries totaled approximately 60% of consolidated net assets as of December 31, 2001. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in the United Kingdom, France, Germany, Netherlands, Sweden, Switzerland, Spain, Singapore, Hong Kong, Australia and Japan. These foreign subsidiaries use local currencies as their functional currency, as certain sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar. We do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that this approach will be successful, especially in the event of a sudden and significant decline in the value of foreign currencies relative to the United States dollar.

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

     We classify our investment instruments as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Changes in interest rates could impact our anticipated interest income or could impact the fair market value of our investments. However, we believe these changes in interest rates will not cause a material impact on our financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements of Mercator Software meeting the requirements of Regulation S-X are filed on page F-1 to F-26 of this Annual Report on Form 10-K. See Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information about the Company's directors and executive officers. Each director serves for a one-year term until the next annual meeting of stockholders and officers are elected annually by the Board of Directors.

Directors

NAME                                  AGE      PRINCIPAL OCCUPATION                            DIRECTOR SINCE
----                                  ---      --------------------                            --------------
Constance F. Galley                   60       Director                                              1985
Ernest E. Keet (1)                    61       President, Vanguard Atlantic Ltd.                     1985
Roy C. King                           48       Chairman, Chief Executive Officer, President          2001
James P. Schadt (1)(2)                63       Vice Chairman                                         1998
Dennis G. Sisco (1)(2)(3)             55       Partner, Behrman Capital                              1990
Mark C. Stevens (2)(3)                42       Consultant                                            2000

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee
(3)  Member of the Stock Option Committee

Constance F. Galley has served as a Director of Mercator since April 1985. From April 1985 to her retirement in November 2000, Ms. Galley was President and Chief Executive Officer of the Company. Ms. Galley is a member of the Executive Committee and the Board of Directors of the Connecticut Technology Council, Chairman of the Software/IT Cluster Advisory Board, and Vice-Chair of the Governor's Council on Economic Competitiveness and Technology.

Ernest E. Keet has served as a Director of Mercator since April 1985. Mr. Keet has been the President and a Director of Vanguard Atlantic Ltd., a venture capital firm, since September 1984. Mr. Keet is a Director of Axolotl Corp. (formerly AccentHealth) and serves on the boards of Engenia Software Inc., Technology Help Inc., ALARA Inc., Extenex Inc., the Trudeau Institute, and the Charles Babbage Foundation.

Roy King was elected President, Chief Executive Officer and a Director of Mercator in January 2001 and Chairman of the Board on March 21, 2001. Mr. King brings many years of software business experience to the Company. Prior to joining Mercator, Mr. King spent 7 years at IBM, most recently serving as its General Manager, Consulting and Integration Services, Europe, Middle East and Africa.

James P. Schadt has served as a Director of Mercator since August 1998, and was Chairman from August 2000 until March 2001. He has been Vice Chairman since March 2001. Mr. Schadt has been the Chairman of Dailey Capital Management, LP. since December 1998. From July 1994 until his retirement in August 1997, Mr. Schadt was the Chief Executive Officer of Readers Digest Association, Inc.

Dennis G. Sisco has served as a Director of Mercator since January 1990. Since January 1998, he has been a partner in Behrman Capital, a private equity investment firm. From January 1997 through December 1997, he served as the President of Storm Ridge Capital, a venture capital firm. He also serves as a Director of Gartner Inc. and several private companies.

Mark C. Stevens has served as a Director of Mercator since October 2000. Mr. Stevens has been an independent consultant since August 2001. From January 1999 to August 2001, Mr. Stevens was Executive Vice President, Business Development with At Home Corporation, where he was responsible for leading the company's business and corporate development activities. At Home Corporation filed for bankruptcy protection under Chapter 11 of the Federal bankruptcy laws in November 2001. From June 1990 to January 1999, Mr. Stevens was a partner with the law firm of Fenwick & West.

Executive Officers

NAME                       AGE              POSITION IN THE COMPANY
----                       ---              -----------------------
Roy C. King                48               Chairman, Chief Executive Officer & President
James P. Schadt            63               Vice Chairman
Jill Donohoe               32               Senior Vice President, Global Alliances & Corporate Development
Robert Farrell             38               President, Americas
Eileen Garry               40               Senior Vice President & Chief Marketing Officer
Kenneth J. Hall            44               Executive Vice President, Chief Financial Officer & Treasurer
Gerald Klein               53               Vice President, Americas, General Counsel & Secretary
David Linthicum            39               Executive Vice President, Research & Development, & Chief
                                            Technology Officer
Gregory O'Brien            54               Senior Vice President, Human Resources
David Raye                 40               Senior Vice President, Customer Care
Mark Register              39               President, International
Ronald Smith               55               Senior Vice President & Chief Administrative Officer
Michael Wheeler            43               Executive Vice President, Industry Solutions & Services


Roy King was elected Chief Executive Officer, President and a Director in January 2001 and Chairman of the Board in March 2001. Mr. King brings many years of software business experience to the Company. Prior to joining Mercator, Mr. King spent 7 years at IBM, lastly serving as its General Manager, Consulting and Integration Services, Europe, Middle East and Africa.

James P. Schadt served as Chief Executive Officer from November 2000 until January 2001. Mr. Schadt has served as a Director of the Company since August 1998 and was elected Chairman in August 2000 and Vice Chairman since March 2001. Mr. Schadt has been the Chairman of Dailey Capital Management, LP. since December 1998. From July 1994 until his retirement in August 1997, Mr. Schadt was the Chief Executive Officer of Readers Digest Association, Inc.

Jill Donohoe has been Senior Vice President, Global Alliances and Corporate Development since October 2001. From June 2000 to October 2001, Ms. Donohoe was Vice President, Business Development and Client Management at the investment banking firm MAST Services, LLC. From 1999 to June 2000, she was Executive Vice President, Business Development at Rxcentric, Inc., a Marcomm Company, an information technology services company. From 1998 to 1999, she was Vice President, Global Client Partners of iXL, an information technology services company. From 1997 to 1998, Ms. Donohoe was Senior Director of Business Development at Larry Miller Productions, a Marcomm services company that was acquired by iXL. From 1997 to 1998, she was Regional Director of Business Development at Touch Screen Media. From 1995 to 1997, she was Director, Business Development at Convergent Media Systems.

Robert Farrell has been President, Americas since July 2001. From December 1999 to April 2001, Mr. Farrell was the Chief Operating Officer at LeadingSide, Inc., a software solutions company. LeadingSide, Inc. filed for bankruptcy protection under Chapter 7 of the Federal bankruptcy laws in April 2001. From July 1996 to December 1999, he was Executive Vice President, Operations at Computer Horizons Corporation, an integration and software services company.

Eileen Garry has been Senior Vice President and Chief Marketing Officer since July 2001. From July 1987 to July 2001, Ms. Garry worked in various marketing positions at Hyperion Software, a solutions software company, including Vice President, General Manager (January 2000 to July 2001), Vice President, Product Manager (July 1998 to January 2000), Senior Director, Corporate Development (January 1997 to June 1998), Senior Director, Product Marketing (September 1994 to January 1997) and Manager, Senior Manager, Director of Product Management (July 1987 to August 1994).

Kenneth J. Hall became Senior Vice President, Chief Financial Officer and Treasurer in July 2001. In December 2001, he was promoted to his current position of Executive Vice President, Chief Financial Officer and Treasurer. From 1999 to 2000, Mr. Hall was Executive Vice President and Chief Financial Officer at Onsite Access, Inc., a broadband communications provider. From 1997 to 1998 he was Senior Vice President, Chief Financial Officer and Treasurer of Icon CMT Corp., an applications development and internet services provider, until its acquisition by Qwest Communications International, Inc. From 1998 to 1999, he was Senior Vice President, Chief Financial Officer and Treasurer at Qwest Internet Solutions, Inc. From 1996 to 1997, Mr. Hall was Chief Financial Officer at Systemax, Inc., a marketer of computer and computer related products. From 1990 to 1995, he was Vice President, Finance & Administration and Chief Financial Officer of National Football League Properties.

Gerald E. Klein has been General Counsel and Secretary since August 2000 and Vice President, Americas since May 2001. For 7 years prior thereto, Mr. Klein was Purchasing and Credit Counsel at Union Carbide Corporation.

David S. Linthicum became Senior Vice President, Software Development and Chief Technology Officer in March 2001. In December 2001, he was promoted to his current position of Executive Vice President, Research & Development and Chief Technology Officer. From December 1997 to February 2001, Mr. Linthicum was Chief Technology Officer of SAGA Software, Inc. Before joining SAGA Software, Mr. Linthicum was Senior Manager at AT&T Solutions from 1996 to 1997.

Gregory O'Brien has been Senior Vice President, Human Resources since August 2001. From 1996 to May 2001, he was Vice President, Operations at CSK Corporation, an integration software company. From 1990 to 1996, Mr. O'Brien was Vice President, Human Resources and Administration at Micrognosis, Inc., a system solutions company.

David Raye, who has been with the Company since 1991, was promoted to his current position of Senior Vice President, Customer Care in May 2001. From June 1994 to May 2001 he was General Manager and Vice President of Operations.

Mark Register became Vice President, Asia Pacific in June 2000. He was promoted to President, Asia Pacific January 2001, and most recently promoted to President, International in October 2001. He was Vice President, Application Services of Computer Services Company, an information technology services company, from January 2000 to June 2000. Prior to Computer Services Company, he was General Manager, Systems Integration and Managed Services at GE Capital, IT Solutions from April 1994 to January 2000.

Ronald Smith has been an operations consultant for Mercator since February 2001. He became Mercator's Vice President, Global Operations in June 2001. In January 2002, he was promoted to Senior Vice President and Chief Administrative Officer. From March 2000 until February 2001, Mr. Smith taught leadership development at Northwood University, Florida. From January 1995 to March 2000, Mr. Smith was a Business Operations Manager at IBM Corp.

Michael Wheeler became the Company's Senior Vice President, Worldwide Product Intensive Enterprises in October 2001. He was promoted to his current position of Executive Vice President, Industry Solutions & Services in December 2001. From January 1999 to October 2001, he was a Vice President in the services division of IBM. From January 1993 to January 1999, he was Managing Principal in the consulting division of IBM.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all forms under Section 16(a). Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors of the Company, to the Company's knowledge, all such filings were made on a timely basis, except the 2001 Form 5 for Diane Baker was not filed and the 2001 Form 5 for Richard Little was filed one day late showing one transaction.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to Mercator and its subsidiaries during 1999, 2000 and 2001 to: (i) individuals who served as Mercator's Chief Executive Officer during 2001, (ii) the Company's four other most highly compensated executive officers who were serving as executive officers during 2001 and (iii) two former executive officers of the Company (the "Named Executive Officers"). This information includes the dollar values of base salaries and bonus awards, the number of shares subject to stock options granted and certain other compensation, if any, whether paid or deferred. The Company does not grant stock appreciation rights and has no long-term compensation benefits other than stock options.

Summary Compensation Table

                                                                                                     Long-Term
                                                                                                   Compensation
                                                      Annual Compensation                             Awards
                                  ------------------------------------------------------------    -------------
                                                                                                   Securities       All Other
                                                                               Other Annual        Underlying     Compensation
Name and Principal Position        Year (1)       Salary         Bonus (2)     Compensation          Options           (3)
---------------------------        --------       ------         ---------     -------------       -----------    ------------
Roy C. King                          2001        $351,923         $ ----          $  ----          1,000,000      $ 15,163
   Chairman of the Board,            2000           ----            ----             ----             ----            ----
   Chief Executive Officer,          1999           ----            ----             ----             ----            ----
   and President

James P. Schadt                      2001        $111,154(4)      $ ----          $  ----              33,000       $103,846
   Chief Executive Officer and       2000          62,308           ----             ----             473,000          ----
   Vice Chairman of the Board        1999           ----            ----             ----               7,500          ----

Kenneth Hall                         2001        $126,923        $137,500         $  ----             400,000       $    411
  Executive Vice President,          2000           ----            ----             ----             ----             ----
  Chief Financial Officer and        1999           ----            ----             ----             ----             ----
   Treasurer

David Linthicum                      2001        $178,077         $ ----          $  ----             350,000       $    685
   Executive Vice President,         2000           ----            ----             ----             ----             ----
   Research & Development and        1999           ----            ----             ----             ----             ----
   Chief Technology Officer

David M. Raye                        2001        $189,610        $ 30,833         $  ----              27,500       $  4,094
   Senior Vice President,            2000         182,846           ----             ----              40,000          3,089
   Customer Care                     1999         164,999          40,000            ----              25,000          2,704

Mark Register                        2001        $181,270         $ 7,203         $  ----              30,000       $  ----
   President, International          2000         108,887          86,112            ----              75,000          ----
                                     1999           ----            ----             ----              ----            ----

Richard Applegate                    2001        $173,077        $ 31,250         $  ----              ----         $135,286
   Senior Vice President,            2000          32,308(5)        ----             ----             100,000          ----
   Chief Financial Officer and       1999           ----            ----             ----              ----            ----
   Treasurer (7)

Peter Jones                          2001        $160,160        $  ----          $  8,176 (6)         ----         $129,291
   Managing Director and             2000         151,460         151,090           10,905 (6)         75,000          7,573
   President, EMEA (7)               1999         170,209         163,802           11,648 (6)         58,806          5,945


(1) Mr. King became Chief Executive Officer and President of the Company on January 16, 2001; Mr. Hall became Senior Vice President, Chief Financial Officer and Treasurer on July 9, 2001; and Mr. Linthicum became Senior Vice President, Research & Development and Chief Technology Officer on March 14, 2001. The amounts shown in the table for 2001 with respect to Messrs. King, Hall and Linthicum are payments from such dates.

(2)  Bonus amounts are reported in the year paid.

(3) The following amounts are included in the above table for 2001: The portion of Company matching 401(k) contributions for Mr. King $5,481; Mr. Raye $3,243, $3,089 and $2,704 for 2001, 2000 and 1999, respectively; Mr.
     Applegate $1,154. Severance for Mr. Schadt $103,846; Mr. Applegate $133,846; Mr. Jones $108,850. Life insurance and disability insurance premiums paid by the Company for Mr. King $9,682; Mr. Hall $411; Mr. Linthicum $685; Mr. Raye $851, Mr. Applegate $286. Payments by the Company to Mr. Jones for local (UK) pension benefits $20,441, $7,573 and $5,945 for 2001, 2000 and 1999, respectively. Such payments are not part of a defined contribution plan.
(4) Includes $30,500 representing Director's fees paid to Mr. Schadt while he was not an employee.
(5) The Company paid an additional $200,595 to IMCOR, which supplied the services of Mr. Applegate from August 2000 to November 2000. The $32,308 represents salary paid directly to Mr. Applegate for employment in November and December 2000.
(6)  Represents a car allowance paid by the Company.
(7)  Mr. Applegate served until July 2001 and Mr. Jones served until October
     2001.

Option Grants in 2001

     The following table sets forth information regarding option grants pursuant to the Company's 1997 Equity Incentive Plan during 2001 to each of the Named Executive Officers. In accordance with the rules of the SEC, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term.

                                                                                                POTENTIAL REALIZABLE
                                               PERCENTAGE                                        VALUE AT ASSUMED
                                NUMBER OF       OF TOTAL                                          ANNUAL RATES OF
                                SECURITIES       OPTIONS                                            STOCK PRICE
                                UNDERLYING     GRANTED TO        EXERCISE                           APPRECIATION
                                 OPTIONS        EMPLOYEES       PRICE PER      EXPIRATION        FOR OPTION TERM (2)
NAME                           GRANTED (1)       IN 2001          SHARE           DATE             5%            10%
------------------------------------------------------------------------------------------------------------------------
Roy C. King                     250,000 (3)       5.1%           $  9.188      1/16/11         $1,444,571    $3,660,826
                                750,000 (4)      15.3%              2.78       5/17/11          1,311,245     3,322,953

James P. Schadt                  33,000 (5)        .7%           $  2.04       8/15/11         $   42,337    $  107,290

Kenneth J. Hall                 400,000 (6)       8.1%           $  2.29       7/9/11          $  576,067    $1,459,868

David Linthicum                 100,000 (7)       2.0%           $  2.03       7/16/11         $  127,666    $  323,530
                                250,000 (8)       5.1%              4.375      3/14/11            687,854     1,743,156

David Raye                       27,500 (7)        .6%           $  1.15       9/26/11         $   19,889    $   50,402

Mark Register                    30,000 (7)        .6%           $  1.15       9/26/11         $   21,697    $   54,984

Richard Applegate                      ----       ----              ----         ----           ----           ----

Peter Jones                            ----       ----              ----         ----           ----           ----


(1) The options shown in the table were granted at fair market value, are incentive stock options (to the extent permitted under the Code) and, unless noted, will expire ten years from the date of grant, subject to earlier termination upon termination of the optionee's employment.
(2) Potential realizable values are calculated based on the fair market value of the Common Stock at the date of grant minus the exercise price. The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices or values.
(3)  These options vest 100% on date of grant.
(4)  These options vest 33% on grant date and 8.33% each quarter thereafter.
(5)  These options vest 100% after 1 year.
(6) These options vest 100,000 on date of grant and the remaining quarterly thereafter for 4 years.
(7) These options vest 25% after 1 year and 75% quarterly thereafter for 3 years.
(8) These options vest 25% after 6 months and 75% quarterly thereafter for 42 months.

Aggregate Option Exercises in 2001 and Year-End Values

     There were no option exercises by the Named Executive Officers during 2001. The following table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2001. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and $8.36 per share, which was the closing price of Mercator Software's Common Stock as reported on the Nasdaq National Market on December 31, 2001, the last day of trading for 2001.


                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED IN-
                          SHARES                                 OPTIONS                        THE-MONEY OPTIONS
                       ACQUIRED ON       VALUE                AT YEAR-END(1)                      AT YEAR-END(1)
NAME                     EXERCISE       REALIZED        EXERCISABLE    UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
----                     --------       --------        -------------  -------------       ------------      -------------

Roy C. King                ----           ----              250,000        750,000         $    -----        $ 4,185,000

James P. Schadt            ----           ----              503,000         40,500            747,750            208,560

Kenneth J. Hall            ----           ----              121,430        278,570            737,080          1,690,920

David Linthicum            ----           ----              105,580        244,420            490,352          1,138,898

David Raye                 ----           ----               60,250         72,500            219,445            209,588

Mark Register              ----           ----               25,000         80,000             72,369            309,769

Richard Applegate          ----           ----                ----           ----               ----               ----

Peter Jones                ----           ----               60,645          2,500            144,962              ----


(1) These values have not been, and may never be, realized and are based on the positive spread between the respective exercise prices of outstanding options and the closing price of the Company's Common Stock on December 31, 2001, the last day of trading for 2001.

Director Compensation

     The Company reimburses its Directors for reasonable expenses associated with their attendance at Board meetings. Directors also receive cash compensation as follows: (a) an annual retainer of $15,000, (b) $1,500 per board meeting attended, and (c) $500 per committee meeting attended. Directors who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the Company's 1997 Equity Incentive Plan (the "1997 Plan"). During 2001, Diane Baker (a former Director) was granted two options pursuant to the 1997 Plan to purchase 10,000 and 3,000 shares, respectively, of the Company's Common Stock at an exercise price of $2.04 per share. Constance Galley was granted an option pursuant to the 1997 Plan to purchase 50,000 shares of the Company's Common Stock at an exercise price of $2.04 per share. Ernest Keet was granted two options pursuant to the 1997 Plan to purchase 20,000 and 10,000 shares, respectively, of the Company's Common Stock at an exercise price of $2.04 per share. Richard Little (a former Director) was granted two options pursuant to the 1997 Plan to purchase 20,000 and 10,000 shares, respectively, of the Company's Common Stock at an exercise price of $2.04 per share. James Schadt was granted three options pursuant to the 1997 Plan to purchase 20,000, 10,000 and 3,000 shares, respectively, of the Company's Common Stock at an exercise price of $2.04 per share. Dennis Sisco was granted two options to purchase 20,000 and 10,000 shares, respectively, of the Company's Common Stock at an exercise price of $2.04 per share. Mark Stevens was granted two options to purchase 10,000 and 3,000 shares, respectively, of the Company's Common Stock at an exercise price of $2.04 per share.

Compensation and Severance Agreements

     The Company has entered into agreements with the Named Executive Officers as described below.

     Mr. King's agreement provides for an annual base salary of $375,000 and an option grant to purchase an aggregate of 1,000,000 shares of Common Stock, 250,000 shares of which were granted upon commencement of employment and 750,000 shares of which were issued on May 17, 2001. Mr. King currently receives an annual base salary of $400,000. The term of the agreement is five years commencing January 16, 2001. Mr. King shall be eligible to receive an operational bonus equal to 100% of his base salary for each calendar year upon achievement of certain profit and revenue targets. Mr. King is also eligible to receive a special bonus equal to

100% of his base salary for each calendar year upon achievement of extraordinary performance thresholds. As a condition to receive the special bonus, Mr. King must achieve the minimum performance under the operational bonus. If Mr. King is terminated for cause, he will be entitled to receive his base salary through his termination date and any options granted hereunder shall immediately expire. If Mr. King is terminated without cause, he will be entitled to receive unpaid salary through the termination date, severance compensation of 18 months base salary, a bonus amount equal to his operational bonus pro rated through the termination date, a bonus equal to 150% of his annual operational bonus payable during the 18 month severance period and 18 months of continued eligible benefits. Upon any such termination, options already vested shall remain vested and exercisable for the remainder of their originally stated term up to the maximum extension permitted by the Plan, and any options to become vested within 18 months of the termination date shall vest and remain vested and exercisable for the remainder of their originally stated terms up to the maximum extension permitted by the Plan. Mr. King has the right to terminate the agreement for significant diminution of his duties, a reduction in base salary, loss of any material compensation or benefit plan or arrangement, relocation by Mercator, or failure of a successor to assume the agreement. Upon a change of control as defined in the agreement, Mr. King shall receive the same benefits as if terminated without cause, however, the period specified as 18 months shall be 3 years. Also, upon a change of control, 50% of Mr. King's outstanding unvested stock options will vest and become immediately exercisable.

     Mr. Schadt had an agreement with the Company providing for his employment, which terminated as of May 31, 2001. Mr. Schadt is being paid severance of 12 months salary and benefits pursuant to that agreement. He remains Vice Chairman of the Board.

     Mr. Hall's agreement provides for an annual base salary of $275,000 and an option grant to purchase an aggregate of 400,000 shares of Common Stock. Upon a change of control, 50% of the outstanding unvested stock options will vest and become immediately exercisable and, if he is terminated within one year of such change of control, he will receive eighteen months of his then base salary, a bonus of 150% of his annual base salary and eighteen months of continued eligible benefits and other executive perquisites. For 2001, Mr. Hall was guaranteed to receive a bonus of no less than 100% of his base salary prorated from July 1, 2001. $75,000 of the bonus was paid at his hire date with the balance paid in December 2001. Mr. Hall is eligible for a target bonus of 100% up to 300% of his base salary upon meeting certain corporate performance and goals. If there has not been a change in control and if Mr. Hall is terminated for any reason other than for cause, he will receive twelve months' salary plus a bonus at 100% of his then base salary, and twelve months of continued eligible benefits and other executive perquisites. Mr. Hall is entitled to receive term life insurance valued at $1,000,000 paid by the Company.

     Mr. Linthicum's agreement provides for an annual base salary of $200,000 and an option grant to purchase an aggregate of 250,000 shares of Common Stock. Upon a change of control, options to be vested within twelve months of such change of control will immediately vest. He is eligible for a bonus of 100% of his base salary upon meeting certain corporate performance and goals. In addition to the target bonus, he is eligible to receive an additional bonus of up to $200,000 based upon superior performance of the entire Company. If Mr. Linthicum is terminated for any reason other than for cause, he will receive twelve months' salary and medical insurance and other executive perquisites. Mr. Linthicum is entitled to receive term life insurance in the amount of $1,000,000 paid by the Company.

     Mr. Register's agreement provides for an annual base salary of $225,000. He is eligible to receive a bonus of 100% of base salary based upon meeting corporate and international results. Mr. Register is on a two-year assignment in Germany and as such will receive paid benefits including housing, education for family members, relocation expenses and certain tax equalization payments. In the event of Mr. Register's involuntary termination before the completion of this assignment for reasons other than cause, or resulting from a change in control, he will be paid severance equal to twelve month's base salary and receive certain relocation benefits.

     Mr. Applegate's agreement provided for an annual base salary of $300,000. He received an option grant to purchase an aggregate of 100,000 shares of Common Stock. Mr. Applegate left the Company on July 12, 2001 and is being paid severance equal to nine months' salary and a prorated bonus.


Change in Control Plan

     In December 2001, the Compensation Committee adopted a Change of Control protection plan. Such plan provides that, upon a Change of Control, (a) the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer will receive (i) full acceleration of unvested options, and (ii) in the event of constructive termination as defined below within one year of the Change in Control, pro-ration of his or her year-to-date annual bonus, eighteen months severance (salary and target bonus) and continued benefits for eighteen months (pursuant to his employment agreement, the Chief Executive Officer will receive three years severance (salary and target bonus) and benefits); (b) Senior Vice Presidents, and certain Vice Presidents selected by the Chief Executive Officer, will receive (i) 50% acceleration of unvested options, and (ii) if constructively terminated within one year of the Change of Control, full acceleration of unvested options, pro-ration of year to date annual bonus, 12 months severance (salary and target bonus) and benefits; (c) other employees will receive (i) one year acceleration of unvested options, and (ii) if constructively terminated within six months, full acceleration of unvested options. "Constructive Termination" is defined as the occurrence of any of the following, without employee's written consent: (i) a significant diminution of, or the assignment to the employee of any duties inconsistent with the employee's title, status, duties or responsibilities, (ii) a reduction in annual base salary as the same may be increased from time to time, target bonus or fringe benefit which by itself or in the aggregate is material to employee's compensation, (iii) the relocation of employee's office more than fifty miles from the employee's current location, or (iv) the failure to obtain the written assumption of employee's Employment Agreement by any successor to all or substantially all of the Company's assets or business within thirty days after a merger, consolidation, sale or a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of Mercator Common Stock as of March 8, 2002 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director; (iii) the Company's current Chief Executive Officer, each of the Company's four other most highly compensated executive officers, and two former executive officers who served during 2001; and (iv) all directors and executive officers as a group.

                                             Amount and Nature of               Percent of Outstanding
Name and Address of Beneficial Owner (1)    Beneficial Ownership (2)               Common Stock (2)
----------------------------------------    ------------------------               ----------------

Brookside Capital Partners Fund, L.P. (3)           1,901,384                            5.6%

Ernest E. Keet                                      1,636,867                            4.8%
     Vanguard Atlantic Ltd. (4)

Bear Stearns Asset Management Inc. (5)              1,612,700                            4.7%

Constance F. Galley (6)                               953,804                            2.8%

Roy C. King (7)                                       685,548                            2.0%

James P. Schadt (8)                                   557,957                            1.6%

Kenneth J. Hall (9)                                   210,081                             *

David Linthicum (10)                                  158,033                             *

David Raye (11)                                        85,748                             *

Dennis G. Sisco (12)                                   80,000                             *

Peter Jones (13)                                       75,495                             *

Mark Register (14)                                     62,241                             *

Mark C. Stevens (15)                                   38,000                             *

Richard Applegate (16)                                  4,000                             *


All executive officers and directors as a group
     (12 persons) (17)                              5,489,242                           16.2%

* Less than 1%

(1) Except as otherwise noted, the address of record is c/o Mercator Software, Inc., 45 Danbury Road, Wilton, CT 06897.

(2) Based on a total of (i) 33,820,924 shares of Common Stock outstanding as of March 8, 2002, and (ii) shares of Common Stock issuable pursuant to options held by the respective person or group which may be exercised within 60 days of March 8, 2002. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 8, 2002 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Based on a Schedule 13G dated February 14, 2002. The address of Brookside Capital Partners Fund, L.P. is 111 Huntington Avenue, Boston, MA 02199. Mr. Roy Edgar Brakeman III has voting and investment control over the Company's securities owned by Brookside Capital Partners Fund, L.P.

(4) Includes 68,000 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 8, 2002, and 250,000 shares of Common Stock held of record by Vanguard Atlantic Ltd. ("Vanguard"), 50,000 shares of Common Stock held of record by the Ernest E. & Nancy R. Keet Foundation, 413,761 shares of Common Stock held of record by the Ernest E. Keet Grantor Retained Annuity Trust, 734,020 shares of Common Stock held of record by the Ernest E. & Nancy R. Keet Family Trust, and 121,086 shares of Common Stock held of record by Mr. Keet. Mr. Keet, a director of the Company, is the President of Vanguard, exercises voting and investment power with respect to its shares of the Company's Common Stock and may be deemed to beneficially own the shares owned by such entity. Mr. Keet disclaims beneficial ownership of the shares held by Vanguard, the Ernest E. & Nancy R. Keet Foundation, the Ernest E. & Nancy R. Keet Family Trust, and by the Ernest E. Keet Grantor Retained Annuity Trust, except to the extent of his indirect pecuniary interest therein. The address of Vanguard is P. O. Box 1360, Saranac Lake, NY 12983 and the address of Mr. Keet is c/o Vanguard, P.O. Box 1360, Saranac Lake, NY 12983.

(5) Based on a Schedule 13G dated February 6, 2002. Includes 1,606,300 shares over which Bear Stearns reports having sole voting power and 6,400 shares over which Bear Stearns reports having shared voting power. The address of Bear Stearns Asset Management Inc. is 383 Madison Avenue, 27th Floor, New York, NY 10179.

(6) Includes 423,922 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 8, 2002, 50,010 shares of Common Stock issuable upon exercise of Warrants, and 472,872 shares of Common Stock held of record by Ms. Galley. Also includes approximately 7,000 shares of Common Stock owned by Ms. Galley's husband, Richard Galley. Ms. Galley disclaims beneficial ownership of shares owned by Mr. Galley. (1)

(7) Includes 651,562 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 8, 2002 and 33,986 shares of Common Stock held of record by Mr. King. (1)

(8) Includes 503,000 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 8, 2002 and 47,957 shares of Common Stock held of record by Mr. Schadt. Also includes 7,000 shares of Common Stock held by Mr. Schadt's wife, Barbara Schadt. (1)

(9) Includes 199,915 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 8, 2002 and 10,166 shares of Common Stock held of record by Mr. Hall. (1)

(10) Includes 158,033 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 8, 2002. (1)

(11) Includes 82,375 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 8, 2002 and 3,373 shares of Common Stock held of record by Mr. Raye. (1)

(12) Includes 65,000 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 8, 2002 and 15,000 shares of Common Stock held of record by Mr. Sisco. (1)

(13) Includes 63,145 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 8, 2002 and 12,350 shares of Common Stock held of record by Mr. Jones. Mr. Jones resigned from the Company on October 16, 2001. (1)

(14) Includes 58,890 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 8, 2002 and 3,351 shares of Common Stock held of record by Mr. Register. (1)

(15) Includes 37,500 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 8, 2002 and 500 shares of Common Stock held of record by The Stevens-Murphy Living Trust. Mr. Stevens transferred his outstanding options to The Stevens-Murphy Living Trust on February 25, 2002. (1)

(16) Includes 4,000 shares of Common Stock held of record by Mr. Applegate. Mr. Applegate resigned from the Company on July 12, 2001. (1)

(17) Includes an aggregate of 5,489,242 shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 8, 2002, and 50,010 shares of Common Stock issuable upon exercise of Warrants, including the options and Warrants described in footnotes (4) and (6) through (16).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 2000, the Company entered into a license agreement with Harvard Pilgrim Health Care ("Harvard"). The license fees of $495,000 and maintenance fees of $84,150 charged to Harvard are comparable to the Company's regular charges to its unaffiliated customers. The chief executive officer of Harvard is Mr. Schadt's son-in-law.

     Mr. Schadt, a member of the Company's Compensation Committee, was an officer of the Company during 2001, and was formerly Chairman and Chief Executive Officer of the Company.

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

         Independent Auditors' Report

         Consolidated Balance Sheets at December 31, 2001 and 2000

         Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

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

3.(b) Mercator Software, Inc. filed two current reports on Form 8-K in the fourth quarter of 2001: (i) on October 1, 2001 with respect to the amendment to the Financing Agreement between the Company and its credit facility lender; (ii) on December 21, 2001 with respect to a private placement financing.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               By: /s/ Roy C. King
                                   ---------------
                                   Roy C. King
                                   Chairman of the Board of Directors,
                                   Chief Executive Officer and President

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


Name                                          Capacity                                                       Date
----                                          --------                                                       ----

/s/ Roy C. King                           Chairman of the Board of Directors,                             March 18, 2002
---------------                           Chief Executive Officer and President
Roy C. King                               (Principal Executive Officer)

/s/ Kenneth J. Hall                       Executive Vice President, Chief                                 March 18, 2002
-------------------                       Financial Officer and Treasurer
Kenneth J. Hall                           (Principal Financial and Accounting Officer)

/s/ James P. Schadt                       Director and Vice Chairman                                      March 18, 2002
-------------------
James P. Schadt

/s/Constance F. Galley                    Director                                                        March 18, 2002
----------------------
Constance F. Galley

/s/ Ernest Keet                           Director                                                        March 18, 2002
---------------
Ernest E. Keet

/s/ Dennis G. Sisco                       Director                                                        March 18, 2002
-------------------
Dennis G. Sisco

/s/ Mark C. Stevens                       Director                                                        March 18, 2002
-------------------
Mark C. Stevens


                                  EXHIBIT INDEX

Exhibit No.                               Exhibit Title
-----------                               -------------
2.1                Agreement and Plan of Reorganization dated as of September 30, 1999 by and among Mercator Software, Inc. Natchez
                   Acquisition Corp. and Novera Software, Inc. /(1)/

2.2                Stock Purchase Agreement dated as of March 18, 1999 by and among Mercator Software and each of the stockholders of Braid Group Limited/(8)/

2.3                Asset Transfer Agreement dated as of November 13, 1998 by and among the Mercator Software, Software Consulting
                   Partners and the sole stockholder of Software Consulting Partners/(7)/

3(i)-1             Amended and Restated Certificate of Incorporation/(5)/

    -2             Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Mercator
                   Software/(4)/

3(ii)              Registrant's Amended and Restated Bylaws/(3)/

4.1                Form of Specimen Certificate for Registrant's Common Stock/((2)/

4.2                Stockholders Agreement dated as of June 1, 1989, as amended/(2)/

4.3                1989 Stock Purchase Agreement dated as of June 1, 1989, as amended/(2)/

4.4                Series E Preferred Stock Purchase Agreement dated as of May 15, 1997 between Mercator Software and the Purchasers named therein/(2)/

4.5                Rights Agreement between the Registrant and The Bank of New York dated as of September 2, 1998/(3)/

4.6                Securities Purchase Agreement dated as of December 11, 2001 among Registrant and certain Purchasers/(10)/

4.7                Form of Warrant issued to Purchasers dated December 11, 2001/(10)/

4.8                Registration Rights Agreement between the Registrant and Silicon Valley Bank dated June 22, 2001/(9)/

4.9                Warrant to Purchase Stock issued to Silicon Valley Bank on June 22, 2001/(9)/

4.10               Warrant Agreement dated as of December 11, 2001 between William Blair & Company, L.L.C. and the Registrant/(11)/

4.11               Warrant Agreement dated as of January 7, 2002 between MAST Global Limited and the Registrant/(11)/

4.12               Warrant Agreement dated as of June 20, 2001 between Morgan Howard Group International Limited and the
                   Registrant/(11)/

10.1               *Employment Agreement dated as of January 1, 1999 between Registrant and Albert
                   Denz/(12)/

10.2               *Employment Agreement dated as of January 16, 2001 between Registrant and Roy C. King/(12)/

10.3               *Registrant's 1993 Stock Option Plan and related documents/(2)/

10.4               *Registrant's 1997 Equity Incentive Plan, as amended/(13)/

10.5               *Registrant's 1997 Directors Stock Option Plan/(2)/

10.6               *Registrant's 1997 Employee Stock Purchase Plan/(2)/



10.7               *Registrant's Profit Participation Plan/(2)/

10.8               *Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers/(2)/

10.9               Lease Agreement dated as of January 2, 1990 between Registrant and Robert D. Scinto, as amended/(2)/

10.10              Lease Agreement dated as of June 26, 2000 between Registrant and Bannockburn Development Company/(12)/

10.11              Lease Agreement dated as of January 29, 2001 between Registrant and CDR Federal LLC/(12)/

10.12              *Letter Agreement dated as of September 20, 2000, between Registrant and Constance Galley/(5)/

10.13              *Letter Agreement dated as of December 5, 1995 between Registrant and Eric Amster/(2)/

10.14              *Separation and Release Agreement dated as of March 13, 2001 between Registrant and Saydean Zeldin/(13)/

10.15              Accounts Receivable Financing Agreement between the Registrant and Silicon Valley Bank dated June 22, 2001/(9)/

10.16              Credit Agreement between registrant and Fleet Nation Bank dated as of February 25, 2000/(6)/

10.17              Lease Agreement between Registrant and Wilton Realty Investors Corp. dated June 6, 2000/(5)/

10.18              *Agreement between Registrant and James P. Schadt dated as of August 21,2000/(5)/

10.19              *Letter Agreement between Registrant and James P Schadt dated as of November 21, 2000/(12)/

10.20              *Letter Agreement between Registrant and Richard Applegate dated as of July 12, 2001/(13)/

10.21              *Agreement between Registrant and Patricia Boggs dated December 22, 2000/12)/

10.22              Lease dated April 20, 2001 between the Registrant and the Prudential Assurance Company Limited/(9)/

10.23              *Agreement between the Registrant and David Linthicum, dated as of March 12, 2001/(13)/

10.24              *Agreement between the Registrant and Eileen Garry dated as of May 25, 2001/(13)/

10.25              *Agreement between the Registrant and Ron Smith dated as of May 31, 2001/(13)/

10.26              *Agreement between the Registrant and Robert J. Farrell dated as of June 13, 2001/(13)/

10.27              *Agreement between the Registrant and Kenneth J. Hall dated as of June 28, 2001/(13)/

10.28              *Agreement between the Registrant and Gregory G. O'Brien dated as of July 11, 2001/(13)/

10.29              *Agreement between the Registrant and Michael Wheeler dated as of August 16, 2001/(13)/

10.30              *Agreement between the Registrant and Jill Donohoe dated as of September 18, 2001/(13)/

10.31              *Agreement between the Registrant and Mark Register dated as of September 25, 2001/(13)/

10.32              *Change of Control Benefits Plan dated as of December 18, 2001

10.33              Accounts Receivable Financing Modification Agreement Dated as of September 18, 2001 between the Registrant and
                   Silicon Valley Bank

10.34              Second Loan Modification Agreement dated as of November 28, 2001 between the Registrant and Silicon Valley Bank




10.35              Deed of Office Lease dated February 22, 2002 between 11720 Sunrise Corp., L.L.C. and the Registrant

13                 Consolidated Financial Statements as of and for the years ended December 31, 2001 and 2000

21                 Subsidiaries of the Company

23                 Consent of Independent Auditors


* Indicates a management contract or compensatory plan, contract or arrangement.

(1) Previously filed as an exhibit to our current Report on Form 8-K dated September 30, 1999 and incorporated herein by reference.
(2) Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-27293) dated June 5, 1998 and incorporated herein by reference.
(3) Previously filed as an exhibit to our Registration Statement on Form 8-A (File No. 000-22667) filed on September 4, 1998 and incorporated herein by reference.
(4) Previously filed as an exhibit to our Current Report on Form 8-K filed on September 4, 1998 and incorporated herein by reference.
(5) Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(6) Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(7) Previously filed as an exhibit to our Current Report on Form 8-K dated November 13, 1998 and incorporated herein by reference.
(8) Previously filed as an exhibit to our Current Report on Form 8-K dated March 18, 1999 and incorporated herein by reference.
(9) Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(10) Previously filed as an exhibit to our Current Report on Form 8-K dated December 21, 2001 and incorporated herein by reference.
(11) Previously filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-76882) dated January 17, 2002 and incorporated herein by reference.
(12) Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
(13) Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.