Form 10-K/A
period 2001-12-31
MERCATOR SOFTWARE INC
filed 2002-03-22
CIK 1039276

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Explanatory Note: This Form 10K/A is being filed in order to include attachments to Exhibits 10.34 and 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, previously filed with the Commission.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

3.(a) The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K/A.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     By: /s/ Roy C. King
                                        --------------------------------------
                                         Roy C. King
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer and President

Date:  March 22, 2002

                                  EXHIBIT INDEX

Exhibit No.
Regulation S-K
Item 601
Designation                         Exhibit Description
-----------                         -------------------
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

4.1            Form of Specimen Certificate for Registrant's Common Stock/(2)/

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

10.14 *Separation and Release Agreement dated as of March 13, 2001 between Registrant and Saydean Zeldin/(13)/

10.15 Accounts Receivable Financing Agreement between the Registrant and Silicon Valley Bank dated June 22, 2001/(9)/

10.16 Credit Agreement between Registrant and Fleet Nation Bank dated as of February 25, 2000/(6)/

10.17 Lease Agreement between Registrant and Wilton Realty Investors Corp. dated June 6, 2000/(5)/

10.18 *Agreement between Registrant and James P. Schadt dated as of August 21, 2000/(5)/

10.19 *Letter Agreement between Registrant and James P. Schadt dated as of November 21, 2000/(12)/

10.20 *Letter Agreement between Registrant and Richard Applegate dated as of July 12, 2001/(13)/

10.21 *Agreement between Registrant and Patricia Boggs dated December 22, 2000/(12)/

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

10.30 *Agreement between the Registrant and Jill Donohoe dated as of September 18, 2001/(13)/

10.31 *Agreement between the Registrant and Mark Register dated as of September 25, 2001/(13)/

10.32          *Change of Control Benefits Plan dated as of December 18, 2001

10.33 Accounts Receivable Financing Modification Agreement Dated as of September 18, 2001 between the Registrant and Silicon Valley Bank

10.34 +Second Loan Modification Agreement dated as of November 28, 2001 between the Registrant and Silicon Valley Bank

10.35 +Deed of Office Lease dated February 22, 2002 between 11720 Sunrise Corp., L.L.C. and the Registrant

13 Consolidated Financial Statements as of and for the years ended December 31, 2001 and 2000

21             Subsidiaries of the Company

23             Consent of Independent Auditors

--------------------------------

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

* Indicates a management contract or compensatory plan, contract or arrangement.

+    Filed herewith as amended.