Form 10-Q
period 2002-03-31
MERCATOR SOFTWARE INC
filed 2002-05-15
CIK 1039276

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                 |X| Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
                 for the quarterly period ended March 31, 2002.

                 |_| Transition Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for
                 the transition period from _______ to _______.

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

|X| Yes  |_| No

As of May 8, 2002, Registrant had 33,918,174 outstanding shares of Common Stock $.01 par value.

                             MERCATOR SOFTWARE, INC.

                                    Form 10-Q
                  For the Quarterly Period Ended March 31, 2002

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
            December 31, 2001..............................................    3

         Consolidated Statements of Operations for the Three Months Ended
            March 31, 2002 (unaudited) and 2001 (unaudited)................    4

         Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 2002 (unaudited) and 2001 (unaudited)................    5

         Notes to Consolidated Condensed Financial Statements..............    6

Item 2.  Managements' Discussion and Analysis of Financial
            Condition and Results of Operations............................   13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   31

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   33

Item 6.  Exhibits and Reports on Form 8-K..................................   34

Signatures.................................................................   35

                             MERCATOR SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                               March 31,          December 31,
                                                                                 2002                 2001
                                                                              (unaudited)
                                                                              -----------         ------------
                         ASSETS

Current assets:
   Cash and cash equivalents...............................................     $  28,120            $  28,236
   Accounts receivable, less allowances of $2,072 and $3,884...............        19,268               28,966
   Prepaid expenses and other current assets...............................         3,822                3,021
                                                                              -----------         ------------
      Total current assets.................................................        51,210               60,223

Furniture, fixtures and equipment, net.....................................         8,561                9,230
Goodwill, net..............................................................        43,960               43,960
Intangible assets, net.....................................................         8,907               10,172
Restricted collateral deposits and other assets............................         3,395                3,393
                                                                              -----------         ------------
      Total assets.........................................................     $ 116,033            $ 126,978
                                                                              ===========         ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable........................................................     $   6,532            $   7,632
   Accrued expenses and other current liabilities..........................        18,592               21,066
   Current portion of deferred revenue.....................................        20,795               22,280
                                                                              -----------         ------------
      Total current liabilities............................................        45,919               50,978

Deferred revenue, less current portion.....................................           784                  917
Long-term deferred tax liability...........................................         2,083                2,418
Other long-term liabilities................................................         3,979                3,585
                                                                              -----------         ------------
      Total liabilities....................................................        52,765               57,898
                                                                              -----------         ------------

Stockholders' equity:
Convertible preferred stock: $.01 par value; authorized 5,000,000 shares;
   no shares issued and outstanding........................................            --                   --
Common Stock: $.01 par value; authorized 190,000,000 shares; issued and
   outstanding 33,824,000 shares and 32,885,228 shares.....................           338                  329
Additional paid-in capital.................................................       249,580              249,090
Deferred compensation......................................................            --                  (82)
Accumulated deficit........................................................      (184,333)            (178,220)
Accumulated other comprehensive income.....................................        (2,317)              (2,037)
                                                                              -----------         ------------
      Total stockholders' equity...........................................        63,268               69,080
                                                                              -----------         ------------
      Total liabilities and stockholders' equity...........................     $ 116,033            $ 126,978
                                                                              ===========         ============

     See accompanying notes to consolidated condensed financial statements.

                             MERCATOR SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                       ------------------------------
                                                                                           2002               2001
                                                                                       ----------          ---------
Revenues:
   Software licensing................................................................   $  9,549            $ 11,522
   Services..........................................................................      7,964               9,272
   Maintenance.......................................................................      9,899               7,946
                                                                                       ----------          ----------
      Total revenues.................................................................     27,412              28,740
                                                                                       ----------          ----------
Cost of revenues:
   Software licensing................................................................        124                 237
   Services (exclusive of non-cash stock option re-pricing
      (benefit) of $(210) and $0, respectively)......................................      7,655               7,979
   Maintenance (exclusive of non-cash stock option re-pricing (benefit)
      of $(62) and $0, respectively).................................................      2,016               1,789
   Stock option re-pricing (benefit).................................................       (272)                 --
   Amortization of intangibles.......................................................        961                 961
                                                                                       ----------          ----------
      Total cost of revenues.........................................................     10,484              10,966
                                                                                       ----------          ----------
      Gross profit...................................................................     16,928              17,774
                                                                                       ----------          ----------
Operating expenses:
   Product development (exclusive of non-cash stock option re-pricing
      (benefit) of $(190) and $0, respectively)......................................      4,509               5,246
   Selling and marketing (exclusive of non-cash stock option re-pricing
      (benefit) of $(298) and $0, respectively)......................................     11,951              16,808
   General and administration (exclusive of non-cash stock option re-pricing
      (benefit) of $(151) and $0, respectively)......................................      6,823               8,596
   Stock option re-pricing (benefit).................................................       (639)                 --
   Amortization of goodwill..........................................................         --               5,626
   Amortization of intangibles.......................................................        305                 357
   Restructuring (benefit)...........................................................       (245)                 --
                                                                                       ----------          ----------
         Total operating expenses....................................................     22,704              36,633
                                                                                       ----------          ----------
         Operating loss..............................................................     (5,776)            (18,859)
Other income (expense), net..........................................................        (67)                 38
                                                                                       ----------          ----------
Loss before income taxes.............................................................     (5,843)            (18,821)
Provision for income taxes...........................................................        270               1,867
                                                                                       ----------           ---------
Net loss.............................................................................   $ (6,113)           $(20,688)
                                                                                       ==========          ==========
Net loss per share:
     Basic and fully diluted.........................................................   $  (0.18)           $  (0.69)
Weighted average shares outstanding:
     Basic and fully diluted.........................................................     33,575              29,989

    See accompanying notes to consolidated condensed financial statements.

                             MERCATOR SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                -----------------------
                                                                                  2002          2001
                                                                                ---------     ---------
Cash flows from operating activities:
     Net (loss) ...........................................................     $ (6,113)     $(20,688)
     Adjustment to reconcile net (loss) to net cash (used) by
        operating activities:
         Depreciation and amortization ....................................        2,417         8,160
         Amortization of deferred compensation ............................           82            81
         Compensation related to options associated with non-employees.....         (109)         --
         Employee stock option re-pricing (benefit) .......................         (911)         --
         Compensation related to modifications of fixed stock option awards           --           175
         Provisions for losses on accounts receivable .....................           73           300
         Disposals of furniture, fixtures and equipment ...................           15          --
         Changes in operating assets and liabilities:
              Accounts receivable .........................................        9,642         5,054
              Prepaid expenses and other current assets ...................         (809)         (207)
              Other assets ................................................          157          (406)
              Accounts payable ............................................       (1,110)        2,541
              Accrued expenses and other current liabilities ..............       (2,363)       (5,595)
              Deferred revenue ............................................       (1,620)        2,502
                                                                                --------      --------

                  Net cash (used) by operating activities .................         (649)       (8,083)
                                                                                --------      --------

Cash flows from investing activities:
     Purchase of furniture, fixtures and equipment ........................         (380)       (1,875)
     Net sales of marketable securities ...................................           --         2,839
     Restricted collateral deposits .......................................          (72)       (1,554)
                                                                                --------      --------

                  Net cash (used) by investing activities .................         (452)         (590)
                                                                                --------      --------
Cash flows from financing activities:
     Private placement expenses ...........................................         (229)         --
     Net proceeds from Mitsui issuance ....................................          --          2,000
     Principal payments under capital leases ..............................         (151)         (113)
     Proceeds from exercise of stock options ..............................          686           149
     Proceeds from employee stock plan ....................................        1,062         1,375
                                                                                --------      --------

                  Net cash provided by financing activities ...............        1,368         3,411
                                                                                --------      --------

Effect of exchange rate changes on cash ...................................         (383)         (186)
                                                                                --------      --------
Net change in cash ........................................................         (116)       (5,448)
Cash at beginning of period ...............................................       28,236        18,327
                                                                                --------      --------

Cash at end of period .....................................................     $ 28,120      $ 12,879
                                                                                ========      ========
Supplemental information:
     Cash paid for:
         Interest .........................................................     $     54      $     91
         Income taxes .....................................................     $     65      $     36
     Non-cash investing and financing activities:
         Acquisition of equipment under capital leases ....................     $    159           --





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

     Reference should be made to the Mercator Software, Inc. ("Mercator" or "the Company") 2001 Annual Report on Form 10-K, which includes audited financial statements for the year ended December 31, 2001.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

     Certain reclassifications have been made to the prior years' financial statements to conform to the 2002 presentation.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  COMPREHENSIVE INCOME (LOSS)

     The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which requires the Company to report in its financial statements, in addition to its net income
(loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources. The Company's total comprehensive (loss) consists of net (loss) and foreign currency translation adjustments. Total comprehensive (loss) was ($6.4) million and ($21.2) million for the three months ended March 31, 2002 and 2001, respectively.

(3)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

     The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and the provisions of SFAS No. 142 as of January 1, 2002. Amortization of goodwill and intangible assets with indefinite useful lives acquired in business combinations completed before July 1, 2001 was discontinued as of January 1, 2002. Had SFAS No. 142 been in effect for the prior year, the net loss for the three months ended March 31, 2001 would have been ($15.1) million and net loss per share would have been ($0.50).

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting

                            MERCATOR SOFTWARE, INC.

                                  (unaudited)



unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations. The Company will complete the transitional impairment test for its goodwill by June 30, 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. Management does not expect the adoption of SFAS No. 143 to have a significant impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a significant impact on the Company's financial position or results of operations.

     In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" in January 2002. The Company adopted EITF Issue No. 01-14 on January 1, 2002 and as such, has presented these reimbursements in accordance with EITF Issue No. 01-14 for the current period and all comparative prior period financial statements presented herein, to provide consistent presentation. These reimbursements represent costs paid directly to third parties primarily for travel related expenses incurred for services personnel. Approximately $0.5 million and $0.6 million of out-of-pocket reimbursements have been reclassified from a reduction in services expenses incurred to services revenues for the three months ended March 31, 2002 and March 31, 2001, respectively. The adoption of Issue No. 01-14 did not impact the Company's financial position, operating loss or net loss.

     Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to the financial statements of Mercator.

  (4)  RESTRUCTURING CHARGE (BENEFIT)

     During the second and third quarters of 2001, the Company restructured its operations to strategically align its personnel with the markets it serves. Consequently, the Company incurred restructuring charges in 2001, which consisted of accruals for lease payments associated with leased space no longer required due to the reduction in the workforce and severance-related costs. At December 31, 2001, $5.0 million of these accruals remained which consisted of $4.7 million for losses related to leased space and $0.3 million for severance related charges. During the three months ended March 31, 2002, $0.2 million of severance benefits and $0.2 million of leased space related payments were paid and charged against the restructuring liability. Additionally, the Company reversed approximately $0.2 million of EMEA restructuring accruals as all severance payments and leased space activities had been finalized. At March 31, 2002, $2.6 million of the unpaid restructuring liability was included in accrued expenses and other current liabilities and $1.7 million was included in other long-term liabilities.

                            MERCATOR SOFTWARE, INC.

                                  (unaudited)




     Restructuring accruals established by the Company, and subsequent charges related thereto, are summarized as follows (in thousands):

                                                      Balance                                                      Balance
                                                  January 1, 2002   Additions    Cash Payments    Reversals    March 31, 2002
                                                  ---------------- ------------- --------------- ------------- ----------------
Charges for leased space no longer required
  (net of estimated sub-lease recoveries):
  Americas....................................            $ 4,408          $ --         $ (205)       $   --           $ 4,203
  EMEA........................................                223            --             (8)         (215)               --
Severance related charges:
  Americas....................................                297            --           (203)           --                94
  EMEA........................................                 30            --              --          (30)               --
                                                  ---------------- ------------- --------------- ------------- ----------------
Totals........................................            $ 4,958          $ --         $ (416)       $ (245)          $ 4,297
                                                  ================ ============= =============== ============= ================

(5)  GOODWILL AND INTANGIBLE ASSETS

   (a)  Goodwill

     The total carrying amount of goodwill (all related to the Braid acquisition), which is the Company's only intangible asset not subject to amortization, is $44.0 million at March 31, 2002 and December 31, 2001. This amount is allocated to the Americas segment.

     Effective January 1, 2002, the Company adopted SFAS No. 142. Under the provisions of SFAS No. 142, goodwill is no longer amortized and is tested annually for impairment using a fair value methodology (see Note 3). On a comparable basis, the net (loss) and net (loss) per share as adjusted to exclude goodwill amortization for the three months ended March 31, 2002 and 2001 are as follows:

                                                                              Three Months Ended
                                                                                   March 31,

                                                                   ------------------------------------------
                                                                          2002                   2001
                                                                   -------------------    -------------------
                                                                       (In thousands, except share data)
                 Reported net (loss)............................          $    (6,113)           $   (20,688)
                 Adjustment for goodwill amortization...........                   --                  5,626
                                                                   -------------------    -------------------
                 Net (loss), as adjusted........................          $    (6,113)           $   (15,062)
                                                                   ===================    ===================

                 Net  (loss) per share,  as  adjusted  to exclude
                      amortization of goodwill..................          $     (0.18)           $     (0.50)

                 Weighted average shares outstanding:
                      Basic and fully diluted...................                33,575                29,989

(b)      Intangibles subject to amortization

     The components of the Company's intangible assets are as follows:

                                                   At March 31, 2002                         At December 31, 2001
                                        -----------------------------------------   ----------------------------------------
                                          Gross Carrying         Accumulated         Gross Carrying          Accumulated
                                              Amount             Amortization            Amount             Amortization

                                        -------------------   -------------------   ------------------    ------------------
                                                                             (In thousands)
Purchased technology................           $  19,226             $  (11,856)            $  19,226          $  (10,895)
Customer list.......................               4,008                 (2,471)                4,008              (2,271)
Covenant not to compete.............               1,874                 (1,874)                1,874              (1,770)
                                        -------------------   -------------------   ------------------    ------------------
    Total...........................           $  25,108             $  (16,201)            $  25,108          $  (14,936)
                                        ===================   ===================   ==================    ==================

     All of these intangibles were acquired in conjunction with the Braid acquisition in March 1999.

                            MERCATOR SOFTWARE, INC.

                                  (unaudited)



     The weighted-average amortization periods as of March 31, 2002 are as follows: Purchased technology - 1.9 years; Customer list - 1.9 years; and in total - 1.9 years.

     Consolidated amortization expense related to the intangible assets and excluding goodwill amortization was $1.3 million for the three months ended March 31, 2002 and 2001, respectively. The estimated amortization expense is expected to be $4.8 million, $4.6 million, and $0.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. These intangible assets are expected to be fully amortized by February 29, 2004.

(6)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Included in accrued expenses and other current liabilities are compensation costs (regular payroll, commissions, bonuses, profit sharing, and other withholdings) of $5.3 million and $6.9 million as of March 31, 2002 and December 31, 2001, respectively. Also included are accrued legal fee and settlement costs of $4.2 million and $4.0 million as of March 31, 2002 and December 31, 2001, respectively. Additionally, restructuring charges of $2.6 million and $3.3 million are included as of March 31, 2002 and December 31, 2001, respectively (see Note (4) Restructuring Charge (Benefit)).

(7)  STOCK ACTIVITIES

     On January 17, 2002, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") relating to the offer and sale from time to time of up to 3,577,883 shares of our Common Stock by certain security holders. Of the shares, 2,228,412 shares were issued by the Company in a private placement and 557,104 shares are issuable upon the exercise of related warrants granted to those security holders who participated in the private placement. Additionally, 229,342 shares of Common Stock were issued upon exercise of warrants to certain selling stockholders and the remaining 563,025 shares are issuable upon the exercise of outstanding warrants granted to other selling stockholders. On March 19, 2002 the SEC declared the Company's Registration Statement on Form S-3 effective thereby registering an aggregate of 3,577,883 shares of Common Stock. All of the shares included in the Registration Statement may be offered by certain security holders of the Company. The Company will not receive any proceeds from the resale of these shares by the selling security holders.

     In January 2002 a warrant was exercised for 1,200 shares of Common Stock at an exercise price of $1.00 per share for which the company received proceeds of $1,200. At March 31, 2002, there are three similar warrants remaining, which are exercisable into 62,610 shares at $1.00 per share, and expire in June 2002.

     In June 2001, in connection with a secured credit facility, the Company issued a warrant to Silicon Valley Bank to purchase 220,000 shares of Common Stock at $4.00 per share expiring in June 2008. The fair value of this warrant was determined to be approximately $0.3 million using the Black-Scholes pricing model with the following assumptions: (i) a risk-free interest rate of 5.67%;
(ii) an expected contractual life of 7 years; (iii) expected volatility of 126%; and (iv) an expected dividend yield of 0%. The fair value was charged to prepaid expenses as a loan origination fee and credited to additional paid-in capital in June 2001. This prepaid loan origination fee is being amortized to operations over the term of the secured credit facility agreement. The warrant holder subsequently assigned the warrant to an affiliate, and on January 3, 2002, pursuant to the cashless exercise provisions of the warrant agreement, the affiliate exercised the warrant for 123,296 shares of Common Stock, and as such, the Company did not receive any proceeds.

     In June, July and October of 2001, the Company granted warrants to purchase a total of 179,404 shares of Common Stock to Morgan Howard Global International Limited at exercise prices ranging from $2.62 to $5.60 per share for its services in connection with executive search assignments. The number of warrants issued was determined by dividing the amount owed to the vendor by the value of a warrant, as determined under the Black-Scholes pricing model and based on risk-free interest rates ranging from 3.06% to 4.48%, expected contractual lives of 3 years, expected volatility of 80% and expected dividend yields of 0%. The costs of these warrants based on the fair value of services received of $0.1 million were expensed to general and administrative expense when counterparty performance was complete in 2001. On January 9, 2002, the warrant holder exercised the warrants for 104,846 shares of Common Stock pursuant to cashless exercise provisions in the warrant agreement, and as such, the Company did not receive any proceeds from this exercise.

     During November 2000, the Company's Board of Directors approved an offer to exchange the first half of a September 2000 option grant, of which 615,465 options were exchanged for an equal amount of options priced at the market price of $5.063 per option. The new options vest quarterly over a twelve-month period. According to FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation", if the exercise price of a fixed stock option award is reduced, the award shall be accounted for as variable from the date of the modification to the date the award

                            MERCATOR SOFTWARE, INC.

                                  (unaudited)



is exercised, is forfeited, or expires unexercised. In accordance with FIN 44 and FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans", the Company recorded a variable non-cash compensation charge of $1.2 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively, relating to the re-priced options. During the three months ended March 31, 2002, the Company recorded a benefit of ($0.9) million relating to the re-priced options as a result of the reduction in the Company's stock price from December 31, 2001 to March 31, 2002. There was no charge or benefit in the period ended March 31, 2001. As of March 31, 2002, 320,842 re-priced options were outstanding.

     During the three months ended March 31, 2002, the Company recorded a non-cash compensation benefit of ($0.1) million related to consulting services provided by a former employee. During the three months ended March 31, 2001, the Company recorded a non-cash compensation charge of $0.2 million, as a result of accelerated vesting and extension of option terms in connection with severance agreements for certain officers (some of which are providing ongoing services). The Company accounted for these charges in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", FIN 44, SFAS No. 123, "Accounting for Stock-Based Compensation" and EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

     On September 17, 2001, the Company announced a voluntary option exchange program for its employees. This tender offer related to an offer to all eligible individuals, which excluded all directors, executive vice presidents, senior vice-presidents and corporate vice-presidents of the Company, to exchange all outstanding options granted under the Mercator Software, Inc. 1997 Equity Incentive Plan ("EIP") for new options to purchase shares of Common Stock under the EIP. Under the exchange program, for every two options tendered and cancelled, one new option will be issued. The offer expired on October 19, 2001 and the Company accepted for cancellation options to purchase an aggregate of 1,100,062 shares from 239 option holders who participated. On April 23, 2002, 447,597 options were granted at the exercise price of $2.90, which was the fair market value of the Company's Common Stock on that date, to 211 option holders.

     For the three months ended March 31, 2002 and 2001, the Company granted 1,685,850 and 1,423,850, respectively, of employee stock options. The exercise prices of these employee stock options equaled the fair value of the underlying Common Stock on the date of grant. (See Note 10.)

     The Company established an Employee Stock Purchase Plan in 1997 (the "ESPP"), which reserves a total of 1,500,000 shares of the Company's Common Stock for issuance thereunder. The plan permits eligible employees to acquire shares of the Company's Common Stock through payroll deductions subject to certain limitations. The shares are acquired at 85% of the lower of the fair market value on the offering date or the fair market value on the purchase date. During the three months ended March 31, 2002, 536,283 shares were purchased under the plan. As of March 31, 2002, 1,415,291 shares had been purchased on a cumulative basis under the plan and 84,709 were remaining and available for grant. (See Note 10.)

 (8)  COMMITMENTS AND CONTINGENCIES

     In connection with a facility lease in Wilton, CT, the Company has available a letter of credit with Fleet Bank for $2.5 million and a related restricted collateral deposit of $3.0 million. As discussed in Note 4, the Company has idle space and is currently seeking to sublease certain space to third parties.

     The Company has certain significant legal contingencies, discussed below, and other litigation of a nature considered normal to its business which are pending against the Company.

     On or about February 1, 2000, Mercator was named as a defendant and served with a complaint in an action entitled Carpet Co-Op of America Association, Inc., and FloorLINK, L.L.C. v. TSI International Software, Ltd., Civil Action No. 00CC- 0231, in the Circuit Court of St. Louis County, Missouri. The complaint includes counts for breach of contract, fraud and negligent misrepresentation in connection with certain software implementation work provided under contract by Mercator. Mercator counter-sued in the United States District Court for the District of Connecticut on March 30, 2000 for copyright infringement, trademark infringement, unfair competition, misappropriation of trade secrets, breach of contract, fraud, unjust enrichment and violation of the Connecticut Unfair Trade Practices Act. As reported on the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, on January 30, 2002, Mercator entered into a settlement agreement with respect to these actions, which resolves these actions in their entirety. Mercator paid $0.5 million after insurance proceeds in January 2002 as a requirement of this settlement agreement.

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

                            MERCATOR SOFTWARE, INC.

                                  (unaudited)



3:00-CV-1610 (GLG). The lead plaintiffs purport to represent a class of all persons who purchased Mercator's Common Stock from April 20, 2000 through and including August 21, 2000. Each complaint in the consolidated action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, through alleged material misrepresentations and omissions and seeks an unspecified award of damages. On January 26, 2001, the lead plaintiffs filed an amended complaint in the consolidated matter with substantially the same allegations. Named as defendants in the amended complaint are Mercator, Constance Galley and Ira Gerard. The amended complaint in the consolidated action alleges violations of Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and seeks an unspecified award of damages. Mercator filed a motion to dismiss the amended complaint on March 12, 2001. The lead plaintiffs filed an opposition to Mercator's motion to dismiss on or about April 18, 2001, and Mercator filed its reply brief on May 7, 2001. The Court heard oral argument on the motion to dismiss on July 6, 2001. On September 13, 2001, the Court denied Mercator's motion to dismiss. Mercator believes that the allegations in the amended complaint are without merit and intends to contest them vigorously. Management believes that this securities class action lawsuit is covered by insurance. Mercator notified its directors' and officers' liability insurance companies of this matter. The insurance carriers have reserved their rights in this matter. There can be no guarantee as to the ultimate outcome of this proceeding or whether the ultimate outcome, after considering liabilities already accrued in the Company's
March 31, 2002 consolidated balance sheet and insurance recoveries, may have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

     The Company has been named as a defendant in an action filed on August 3, 2001 in the United States District Court for the Eastern District of Pennsylvania, entitled Ulrich Neubert v. Mercator Software, Inc., f/k/a TSI International Software, Ltd., Civil Action No. 01-CV-3961. The complaint alleges claims of breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, and fraud in connection with the Company's acquisition of Software Consulting Partners ("SCP") in November 1998. Neubert, who was the sole shareholder of SCP prior to November 1998, seeks purported damages of up to approximately $7.5 million, plus punitive damages and attorney's fees. The complaint was served on the Company on November 21, 2001. The Company filed a motion to dismiss the complaint on January 10, 2002, which is still pending. The Company believes that the allegations in the complaint are without merit and intends to contest the lawsuit vigorously. Mercator has notified its insurance carrier of this matter, but has not yet received any coverage position from them. The ultimate legal and financial liability of the Company in respect to this claim cannot be estimated with any certainty. However, the ultimate outcome of this proceeding, after considering liabilities already accrued in the Company's March 31, 2002 consolidated balance sheet, is not expected to have a material adverse effect on its consolidated financial position, but could possibly be material to the consolidated results of operations of any quarter.

     In addition, the Company and a third party are currently disputing the break-up fee provisions with respect to a proposed investment in the Company.

     As of March 31, 2002 the Company has accrued approximately $3.9 million, after considering any insurance recoveries, for the aggregate amount of the contingencies described above.

(9)  SEGMENT INFORMATION

     The Company reports its segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services. Reportable segment information is determined based on management defined operating segments used to make operation decisions and assess financial performance.

     The Company has three reportable segments: Americas (North America, Central and South America) including Corporate, EMEA (Europe, Middle East & Africa) and APAC (Asia Pacific). Information regarding the Company's operations in these three segments is set forth below. For consolidated results, the accounting policies of operating segments are the same as those described in Note 1. There are no significant corporate overhead allocations or inter-segment sales or transfers between the segments for the periods presented.

                            MERCATOR SOFTWARE, INC.

                                  (unaudited)




                                                                              Three Months Ended
                                                                                   March 31,
                                                                            ----------------------
                                                                               2002        2001
                                                                            ---------    ---------
Revenue:                                                                        (In thousands)
   Americas .............................................................   $  16,133    $  16,489
   EMEA .................................................................       9,475       11,433
   APAC .................................................................       1,804          818
                                                                            ---------    ---------
     Total ..............................................................   $  27,412    $  28,740
                                                                            =========    =========

Operating loss before stock option re-pricing benefit, amortization of goodwill and intangibles, and restructuring benefit:
   Americas (including Corporate) .......................................   $  (4,308)   $ (10,034)
   EMEA .................................................................      (1,395)      (1,353)
   APAC .................................................................          37         (528)
                                                                            ---------    ---------
             Total ......................................................      (5,666)     (11,915)
Stock option re-pricing benefit .........................................         911         --
Amortization of goodwill ................................................        --         (5,626)
Amortization of intangibles .............................................      (1,266)      (1,318)
Restructuring benefit ...................................................         245         --
Other income (expense), net .............................................         (67)          38
Provision for income taxes ..............................................        (270)      (1,867)
                                                                            ---------    ---------
Net loss ................................................................   $  (6,113)   $ (20,688)
                                                                            =========    =========

Capital expenditures:
   Americas (including Corporate) .......................................   $     275    $     978
   EMEA .................................................................   $     101    $     669
   APAC .................................................................   $       4    $     228
Depreciation expense:
   Americas (including Corporate) .......................................   $     902    $     890
   EMEA .................................................................   $     206    $     305
   APAC .................................................................   $      43    $      21
Total assets:
   Americas (including Corporate) .......................................   $  86,587    $ 102,930
   EMEA .................................................................   $  24,887    $  36,583
   APAC .................................................................   $   4,559    $   3,414

     Revenues primarily relate to sales of the Mercator product line and are recorded in the country in which the sales office is located. The Company had no sales to any one customer in excess of 10% of total net revenues for the quarters ended March 31, 2002 and 2001.

 (10)  SUBSEQUENT EVENTS

     Including the options issued on April 23, 2002 as discussed in Note 7, subsequent to March 31, 2002 and through May 8, 2002, the Company granted options to employees to purchase an aggregate of 987,537 shares of the Company's Common Stock under the EIP. The exercise prices of such options were equal to fair market value at the date of grant.

     In May 2002, two warrants were exercised for a total of 62,010 shares at exercise prices of $1.00 per share, for which the Company received proceeds of $62,010. At May 8, 2002, there is one similar warrant remaining, which is exercisable into 600 shares at $1.00 per share, and expires in June 2002.

     On May 14, 2002, the Company's shareholders approved an amendment to the EIP to provide for increases in the number of shares of Common Stock reserved for issuance under the EIP (i) on May 14, 2002 by 2,500,000 shares of Common Stock and (ii) on January 1, 2003 by the lesser of (a) 7.5% of the number of shares of Common Stock outstanding on the close of business immediately preceding January 1, 2003, or (b) 3,000,000 shares.

     On May 14, 2002, the Company's shareholders also approved an amendment to the ESPP providing for an annual increase in the number of shares of Common Stock reserved for issuance under the ESPP so that on May 14, 2002 and on each January 1 thereafter there are 1,500,000 shares of Common Stock reserved for issuance under the ESPP (or such lesser number of shares as may be determined by the Board of Directors).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We make statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are considered forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "plans" and other similar words. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements reflect our current views which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below and have discussed elsewhere in this report some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

     o our inability to develop and release new products or product enhancements;
     o    seasonal fluctuations in our revenues or results of operations;
     o    general economic conditions;
     o    competition from others;
     o    risks in expanding international operations; and
     o    other risk factors set forth under "Risk Factors."

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

     Our revenues are derived principally from three sources: (i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. We generally recognize revenue from software license fees when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, delivery of our products has occurred and no other significant obligations remain. Payments for licenses, services and maintenance received in advance of revenue recognition are recorded as deferred revenue. We intend to continue to increase the scope of service offerings insofar as it supports the licensing of our software products. Although it was not the case for 2001 and for the three months ended March 31, 2002, we believe that software licensing revenue will continue to account for a larger portion of total revenues than services and maintenance revenues.

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

     Our products can be used by information technology professionals, as well as value added resellers, independent software vendors, software integrators or other third parties who resell, embed or otherwise bundle our products with their products. License fee revenues are derived from direct licensing of software products through our direct sales force and strategic partners. Sales through strategic partners accounted for 20% and 18% of license revenues for the three months ended March 31, 2002 and 2001, respectively. International revenues accounted for 41% and 43% of total revenues for the three months ended
March 31, 2002 and 2001, respectively.

     The size of orders typically range from $50,000 to over $3.0 million per order. The loss or delay of large individual orders, therefore, can have a significant impact on revenue and other quarterly results. In addition, we generally recognize a substantial portion of our quarterly software licensing revenues in the last month of each quarter due to the buying habits of our customers, and, as a result, revenue for any particular quarter may be difficult to predict in advance. Because operating expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by increased revenue, operating results would be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

   Valuation of Goodwill and Long-Lived Assets. Under the provisions of SFAS No. 142, which we adopted effective January 1, 2002, goodwill is no longer amortized, but instead it is tested for impairment at least annually. In connection with

SFAS No. 142's transitional goodwill impairment evaluation, we are required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and we must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations. At March 31, 2002, we had goodwill on our consolidated balance sheet net of accumulated amortization, totaling $44.0 million. Should we experience reductions in revenues and cash flows because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of goodwill and will be required to record a transitional impairment charge and possible impairment charges in future periods.

     Under the provisions of SFAS No. 144, which we adopted effective
January 1, 2002, we review long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that an intangible or long-lived asset should be evaluated for possible impairment, an estimate of the related asset's undiscounted future cash flows over the remaining life of the asset will be made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. At
March 31, 2002, we had long-lived assets consisting of furniture, fixtures and equipment and intangibles on our consolidated balance sheet net of accumulated amortization and depreciation, totaling $17.5 million. Should we experience reductions in revenues and cash flows because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record an impairment charge at that time.

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

   Legal Contingencies. Our policy is to accrue for an estimated loss from a legal contingency if both of the following conditions are met: (1) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements; and (2) the amount of loss can be reasonably estimated. When there is no best point estimate of the loss and only a range of loss is available, we accrue to the low end of the range. We have certain significant legal and other contingencies as well as other litigation of a nature considered normal to our business which are pending against us. As of March 31, 2002, we have accrued approximately $3.9 million after considering any insurance recoveries for the aggregate amount of such contingencies. Should our actual payments resulting from the resolution of these contingencies differ from amounts accrued, we could incur additional expense in future periods. (See Note 8 of Notes to Consolidated Condensed Financial Statements.)

   Restructuring Reserves. As mentioned in Note 4 of our Consolidated Condensed Financial Statements, we incurred restructuring charges during fiscal 2001. At March 31, 2002 the restructuring liabilities that remain totaled $4.3 million on our consolidated balance sheets. Of this amount, $0.1 million is related to employee termination benefits that we expect to be paid in the second quarter of 2002. The remaining $4.2 is for estimated future payments, primarily for rent in excess of anticipated sublease income. Certain assumptions went into this estimate including sublease income expected to be derived from these facilities. Should we negotiate more favorable subleases or reach a settlement with our landlords to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease costs, in excess of sublease income, if any, related to these facilities exceed our estimates, we could incur additional expense in future periods.

Restatement of the Quarter Ended March 31, 2000

     In August 2000, the audit committee of our Board of Directors became aware of questions concerning the accounting for certain expense items. The audit committee initiated a review of these items and performed certain additional procedures. As a result of these procedures, it was determined that certain expenses were not properly recorded in the first and second quarters of 2000 and, accordingly, it was determined that the financial statements for the quarter ended March 31, 2000 should be restated (the "Restatement"). The impact of this Restatement on our results of operations for the three months ended March 31, 2000 was to increase cost of revenues by $0.1 million, increase operating expenses by $1.2 million, and increase the net loss by $1.6 million from $9.9 million to $11.5 million. Mercator's fully diluted net loss per share increased by ($0.06) from ($0.35) to ($0.41). In addition to restating earnings for the quarter ended March 31, 2000, it was determined that the financial results announced on July 20, 2000 for the quarter ended
June 30, 2000 were incorrect. As a result, the financial results included in the June 30, 2000 Form 10-Q are different from the results initially announced on July 20, 2000.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:

                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                    2002      2001
                                                                  --------  --------
Revenues:
     Software licensing .......................................      34.8%     40.1%
     Services .................................................      29.1      32.3
     Maintenance ..............................................      36.1      27.6
                                                                  -------   -------
         Total revenues .......................................     100.0     100.0
                                                                  -------   -------

Cost of revenues:
     Software licensing .......................................       0.5       0.8
     Services .................................................      27.9      27.8
     Maintenance ..............................................       7.4       6.2
     Stock option re-pricing (benefit) ........................      (1.0)       --
     Amortization of intangibles ..............................       3.5       3.4
                                                                  -------   -------
         Total cost of revenues ...............................      38.3      38.2
                                                                  -------   -------
Gross profit ..................................................      61.7      61.8
                                                                  -------   -------
Operating expenses:
     Product development ......................................      16.4      18.2
     Selling and marketing ....................................      43.6      58.5
     General and administration ...............................      24.9      29.9
     Stock option re-pricing (benefit) ........................      (2.3)       --
     Amortization of goodwill .................................        --      19.6
     Amortization of intangibles ..............................       1.1       1.2
     Restructuring (benefit) ..................................      (0.9)       --
                                                                  -------   -------
         Total operating expenses .............................      82.8     127.4
                                                                  -------   -------

Operating loss ................................................     (21.1)    (65.6)
Other income (expense), net ...................................      (0.2)      0.1
                                                                  -------   -------
Loss before income taxes ......................................     (21.3)    (65.5)
Provision for income taxes ....................................      (1.0)     (6.5)
                                                                  -------   -------
Net loss ......................................................     (22.3)%   (72.0)%
                                                                  =======   =======

Gross profit exclusive of stock option re-pricing (benefit) and amortization of intangibles:
     Software licensing .......................................      98.7%     97.9%
     Services .................................................       3.9%     13.9%
     Maintenance ..............................................      79.6%     77.5%
         Total ................................................      64.3%     65.2%


The Quarter Ended March 31, 2002 Compared with The Quarter Ended March 31, 2001

     During the first quarter of 2002 we incurred a net (loss) of ($6.1) million compared to a net (loss) of ($20.7) million in the first quarter of 2001. Effective January 1, 2002, the Company adopted SFAS No. 142 and discontinued amortization of goodwill. On a comparable basis, the net (loss) as adjusted to exclude goodwill amortization for the periods ended March 31, 2002 and March 31, 2001 are as follows:

                                                      Three Months Ended
                                                           March 31,
                                              ----------------------------------
                                                    2002              2001
                                              ----------------  ----------------
                                                         (In thousands)
   Reported net (loss) ......................    $ (6,113)        $ (20,688)
   Adjustment for goodwill amortization .....         --              5,626
                                                 ---------        ----------
   Net (loss), as adjusted ..................    $ (6,113)        $ (15,062)
                                                 =========        ==========

     Our first quarter 2002 operating (loss) excluding non-cash stock option re-pricing benefits, amortization of intangibles, and a restructuring benefit was ($5.7) million versus ($11.9) million in the first quarter of 2001. Gross profit excluding non-cash stock option re-pricing benefits and amortization of intangibles decreased from $18.7 million in the first quarter of 2001 to $17.6 million in the first quarter of 2002. Product development expenses decreased by $0.7 million, selling and marketing expenses decreased by $4.9 million and general and administrative expenses decreased by $1.8 million from the first quarter of 2001 to 2002.

Revenues

     Total Revenues. Our revenues are derived principally from three sources:
(i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. Total revenues decreased 5% from $28.7 million for the three months ended March 31, 2001 to $27.4 million for the three months ended March 31, 2002. This decrease resulted from decreased license and services revenues partially offset by increased revenues for maintenance.

     Software Licensing. Total software licensing revenues decreased 17% from $11.5 million for the three months ended March 31, 2001 to $9.5 million for the three months ended March 31, 2002 as a result of continued weak economic conditions and delayed purchasing decisions by customers. From first quarter of 2001 to 2002 we noted a 3% increase in the number of license contracts exceeding $100,000, offset by a 7% decrease in the average size of such contracts. Americas' software licensing revenues decreased 25% from $6.6 million to $5.0 million, EMEA software licensing revenues decreased 26% from $4.7 million to $3.5 million and APAC software licensing revenues increased by $0.8 million from $0.3 million to $1.1 million.

     Services. Total services revenues decreased 14% from $9.3 million for the three months ended March 31, 2001 to $8.0 million for the three months ended March 31, 2002 due to a decrease in EMEA services revenues. Americas' services revenues decreased 1% from $4.8 million to $4.7 million, EMEA services revenue decreased 30% from $4.2 million to $2.9 million and APAC services revenue remained level at $0.3 million. As discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements, as a result of our adoption of EITF Issue No. 01-14 effective January 1, 2002, approximately $0.5 million and $0.6 million of out-of-pocket reimbursements have been reclassified from a reduction in services expenses incurred to services revenues for the three months ended March 31, 2002 and March 31, 2001, respectively.

     Maintenance. Total maintenance revenues increased 25% from $7.9 million for the three months ended March 31, 2001 to $9.9 million for the three months ended March 31, 2002 primarily due to growth in the worldwide customer base and the related renewals of annual maintenance contracts. Americas' maintenance revenues increased 26% from $5.1 million to $6.4 million, EMEA maintenance revenues increased 18% from $2.6 million to $3.1 million and APAC maintenance revenues increased from $0.3 million to $0.4 million.

Cost of Revenues

     Total Cost of Revenues. Cost of software licensing revenues consists primarily of CD-ROMs, manuals, distribution costs and the royalty costs of third-party software that we resell. Cost of services consists primarily of personnel-related and travel costs in providing consulting and training to customers, and occupancy costs. Cost of maintenance revenues consists primarily of personnel-related and occupancy costs in providing maintenance and technical support to customers. The non-cash stock option re-pricing benefit relates to the November 2000 re-pricing of certain options previously granted to certain service and maintenance personnel as described below. The intangibles amortization expense relates to certain purchased intangible technology assets in connection with the Braid acquisition in 1999 as described below. Total costs of revenues decreased 4% from $11.0 million for the three months ended
March 31, 2001 to $10.5 million for the three months ended March 31, 2002 due to the non-cash stock option re-pricing benefit in the first quarter of 2002 and decreased costs associated with lower license and services revenues, partially offset by increases in the costs associated with higher maintenance revenues.

     Gross margin on software licensing revenues is higher than gross margins on services and maintenance revenues reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing consulting and training services, maintenance and technical support. Cost of services also varies based upon the mix of consulting and training services. Total gross margins remained constant at 62% for the three months ended March 31, 2002 and 2001. Total gross margins, excluding the impact of the non-cash stock option re-pricing benefit and intangibles amortization, were $17.6 million (64%) for the three months ended March 31, 2002 compared to $18.7 million (65%) in 2001.

     Cost of Software Licensing. Total software licensing costs decreased 48% from $0.2 million for the three months ended March 31, 2001 to $0.1 million for the three months ended March 31, 2002 due to the decrease in software licensing revenues. Software licensing gross margin increased slightly from 98% to 99% for the three months ended March 31, 2001 and 2002, respectively.

     Cost of Services exclusive of Non-Cash Stock Option Re-Pricing Benefits. Total services costs decreased 4% from $8.0 million for the three months ended March 31, 2001 to $7.7 million for the three months ended March 31, 2002 as a result of decreases in compensation and recruiting costs in Americas and EMEA due to headcount reductions, partially offset by marginal increases in other various expenses. Total services gross margin decreased from 14% for the three months ended March 31, 2001 to 4% for the three months ended March 31, 2002. Americas' services costs were flat at approximately $4.6 million for the three months ended March 31, 2002 and 2001, resulting in a slight decrease in services gross margin from 3% for the three months ended March 31, 2001 to 2% for the three months ended March 31, 2002. EMEA services costs decreased marginally from $2.9 million for the three months ended March 31, 2001 to $2.7 million for the three months ended March 31, 2002. EMEA services gross margin decreased from 30% for the three months ended March 31, 2001 to 9% for the three months ended
March 31, 2002 as a result of the decrease in services revenues. APAC services costs decreased from $0.4 million for the three months ended March 31, 2001 to $0.3 million for the three months ended March 31, 2002.

     Cost of Maintenance exclusive of Non-Cash Stock Option Re-Pricing Benefits. Total maintenance costs increased 13% from $1.8 million for the three months ended March 31, 2001 to $2.0 million for the three months ended March 31, 2002 to support the increase in the worldwide customer base. Total maintenance gross margin increased from 78% for the three months ended March 31, 2001 to 80% for the three months ended March 31, 2002. Americas' maintenance costs increased $0.1 million from $1.1 million for the three months ended March 31, 2001 to $1.2 million for the three months ended March 31, 2002. Americas maintenance gross margins increased from 79% for the three months ended March 31, 2001 to 81% for the three months ended March 31, 2002. EMEA maintenance costs remained unchanged at $0.7 million for the three months ended March 31, 2001 and 2002, and maintenance gross margins increased from 74% for the three months ended
March 31, 2001 to 77% for the three months ended March 31, 2002. APAC maintenance costs increased modestly to $0.1 million for the three months ended March 31, 2002.

     Stock Option Re-Pricing Benefit. In November 2000, our Board of Directors approved the exchange of 615,465 options granted in September 2000 for an equal amount of options (the replacement options) priced at the then current market price of $5.06 per share. As this was a reduction in the exercise prices of fixed stock option awards, the replacement options are subject to variable accounting from the date of modification to the date on which the awards are exercised, forfeited, or expire unexercised in accordance with FASB Interpretation No. ("FIN") 44 "Accounting for Certain Transactions Involving Stock Compensation" and FIN 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". At March 31, 2002, 320,842 re-priced options were outstanding. We recorded a variable non-cash compensation benefit of $0.3 million for the three months ended March 31, 2002 for such re-priced options granted to personnel generating services and maintenance revenues. We also recorded a variable non-cash compensation benefit of $0.6 million for the three months ended March 31, 2002 for the re-priced options related to operating personnel (see below). There was no stock option re-pricing charge or benefit for the three months ended March 31, 2001.

     Amortization of Intangibles. Amortization of intangible assets remained constant at $1.0 million for the three months ended March 31, 2002 and 2001. The expense is related to the Braid business combination completed in 1999, which was accounted for using the purchase method of accounting. We had net purchased technology intangibles of $7.4 million and $11.2 million at March 31, 2002 and 2001, respectively.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold", amortization relating to capitalized software costs has been charged to cost of revenues, and amortization relating to other intangible assets is being classified as a component of operating expenses.

Operating Expenses

     Total Operating Expenses. Total operating expenses decreased 38% from $36.6 million for the three months ended March 31, 2001 to $22.7 million for the three months ended March 31, 2002. This decrease is primarily attributable to expense management actions initiated as part of our fiscal year 2001 restructuring activities as well as a $5.7 million decrease in goodwill amortization due to our adoption of SFAS No. 142 effective January 1, 2002, which requires us to discontinue amortization of goodwill. This decrease is also partially due to a $0.6 million increase in a non-cash stock option re-pricing benefit, and the reversal of a $0.2 million restructuring accrual.

     Product Development exclusive of Non-Cash Stock Option Re-Pricing Benefits. Product development expenses include expenses associated with the development of new products and enhancements to existing products. These expenses consist primarily of salaries, recruiting, and other personnel-related costs, depreciation of development equipment, supplies, travel, allocated facilities and allocated communication costs.

     Product development expenses decreased 14% from $5.2 million for the three months ended March 31, 2001 to $4.5 million for the three months ended March 31, 2002 primarily due to an 11% decrease in employee and consultant headcount quarter over quarter as we focused our efforts on specific products as well as enhanced productivity and product management.

     We believe that a significant level of research and development expenditures is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to research and development. We expect that the dollar amount of research and development expenses will increase modestly in 2002 as compared to 2001 as we continue to enhance our core integration products and further develop industry solutions for our targeted vertical markets. To date, all research and development expenditures have been expensed as incurred.

     Selling and Marketing exclusive of Non-Cash Stock Option Re-Pricing Benefits. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product literature, and allocated facilities and communications costs.

     Selling and marketing expenses decreased 29% from $16.8 million for the three months ended March 31, 2001 to $12.0 million for the three months ended March 31, 2002 primarily due to staff reductions as a result of our shift in our sales strategy from increasing the number of sales personnel to strategically targeting certain vertical markets where our products have particular and proven value. This decrease is partially offset by slight increases in APAC selling and marketing expenses due to geographical market expansion activities. Americas' selling and marketing expenses decreased 39% from $10.4 million for the three months ended March 31, 2001 to $6.3 million for the three months ended
March 31, 2002 due to the elimination of 57 personnel in the second and third quarters of 2001 resulting in a $2.0 million decrease in compensation costs and related reductions in occupancy, travel, training and recruiting costs of $1.5 million. EMEA selling and marketing expenses decreased 19% from $6.0 million for the three months ended March 31, 2001 to $4.8 million for the three months ended March 31, 2002 due to decreases in a number of categories, including incentives related to shortfalls in revenues, marketing, travel and occupancy. APAC selling and marketing expenses increased 80% from $0.4 million for the three months ended March 31, 2001 to $0.8 million for the three months ended March 31, 2002 primarily due to market expansion activities.

     General and Administrative exclusive of Non-Cash Stock Option Re-Pricing Benefits. General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for our administrative, executive, and finance personnel as well as outside legal, consulting, tax services and audit fees.

     General and administrative expenses decreased 21% from $8.6 million for the three months ended March 31, 2001 to $6.8 million for the three months ended March 31, 2002 primarily due to a 13% decrease in personnel quarter over quarter and improved expense management. Total general and administrative expenses, excluding the reserves for litigation, have declined sequentially throughout 2001 and 2002 as the restructuring announced in May 2001 took effect. Americas' general and administrative expenses decreased 24% from $6.6 million for the three months ended March 31, 2001 to $5.0 million for the three months ended March 31, 2002 primarily due to lower personnel costs as a result of second and third quarter 2001 restructuring activities, lower consulting fees, lower recruiting costs as the new management team was in place as of January 1, 2002, and improved expense management. Legal expenses incurred in the first quarter of 2001 related to the 2000 Restatement declined sharply, but were offset by costs associated with other legal matters in the first quarter of 2002. EMEA general and administrative expenses decreased $0.1 million from $1.5 million for the three months ended March 31, 2001 to $1.4 million for the three months ended March 31, 2002. APAC general and administrative expenses were unchanged at $0.4 million for both the three months ended March 31, 2002 and 2001, respectively.

     Amortization of Goodwill and Intangibles. Amortization of intangible assets and goodwill decreased 95% from $6.0 million for the three months ended March 31, 2001 to $0.3 million for the three months ended March 31, 2002. As noted above, this decrease over prior year quarter is directly due to both our adoption of SFAS No. 142 effective January 1, 2002, which requires us to discontinue goodwill amortization, and to the effect of goodwill amortization for the Software Consulting Partners acquisition, as such goodwill was fully amortized in 2001.

     Stock Option Re-Pricing Benefit. As discussed above, we recorded a variable non-cash compensation benefit of $0.6 million during the first quarter of 2002 related to the re-pricing of certain fixed stock option awards previously granted to certain product development, sales and marketing and general and administrative employees in November of 2000. There was no stock option re-pricing charge or benefit in the first quarter of 2001.

     Restructuring Benefit. The restructuring benefit of $0.2 million for the three months ended March 31, 2002 consists of reversals of EMEA restructuring reserve accruals as all severance and leased space activities had been finalized for that segment. At March 31, 2002, $2.6 million of the unpaid restructuring liability was included in accrued expenses and other current liabilities and $1.7 million was included in other long-term liabilities. There was no restructuring charge or benefit in the first quarter of 2001.

Other Income (Expense), Net

     Net other income (expense) represents interest income earned on cash and marketable securities balances and term license contracts, offset by borrowing costs related to certain contractual obligations.

     Net other income (expense) was ($0.1) million for the three months ended March 31, 2002 as compared to slight income for the three months ended
March 31, 2001 primarily due to fees incurred in connection with our credit facility with Silicon Valley Bank.

Income Taxes

     The provision for income taxes was $0.3 million for the three months ended March 31, 2002 as compared to $1.9 million for the three months ended
March 31, 2001. The provision for income taxes is based on the anticipated effective tax rates and taxable income for the full year taking into account each jurisdiction in which we operate.

Liquidity and Capital Resources

     Our cash position has improved at March 31, 2002 as compared to March 31, 2001 primarily as a result of proceeds realized from the sale of Common Stock through a private placement completed in December of 2001, which resulted in net proceeds of $14.4 million.

   Operating Activities

     Operating activities consumed cash of $0.6 million during the three months ended March 31, 2002 compared to consuming cash of $8.1 million during the three months ended March 31, 2001. We were able to substantially eliminate our operating cash burn through: (i) restructuring activities which began in the second quarter of 2001 that included an approximate 29% reduction in the consolidated workforce and a reorganization of our sales efforts; (ii) expense management efforts; and (iii) continued improvements in accounts receivable collections resulting in a decrease in the number of days sales outstanding in net accounts receivable from 105 days at March 31, 2001 to 63 days at March 31, 2002.

     Net accounts receivable decreased 33% from $29.0 million at December 31, 2001 to $19.3 million at March 31, 2002 due primarily to a $7.3 million decline in first quarter revenues in 2002 as compared to fourth quarter revenues in 2001, as well as improved collections. The number of days sales in net accounts receivable decreased from 75 days at December 31, 2001 to 63 days at March 31, 2002 as we continued to improve our collection efforts. The allowance for doubtful accounts decreased from $3.9 million at December 31, 2001 to $2.1 million at March 31, 2002 due primarily to a $1.9 million dollar write-off against the allowance related to the settlement of the Carpet Co-op matter as discussed elsewhere in this report.

     Current liabilities decreased 10% from $51.0 million at December 31, 2001 to $45.9 million at March 31, 2002. Accounts payable decreased 14% from $7.6 million to $6.5 million due to the timing of payments. Accrued expenses decreased 12% from $20.7 million to $18.2 million due primarily to the payment of approximately $1.4 million of 2001 bonuses, a $1.3 million decrease in accruals for commissions and sales related incentives due to the decline in revenues from the fourth quarter of 2001 to the first quarter of 2002 and $0.7 million of charges and reversals of restructuring reserve accruals. Current portion of deferred revenue decreased 7% from $22.3 million to $20.8 million due primarily to the recognition of approximately $1.3 million in license revenue, which was deferred at year-end 2001.

     Our short-term operating commitments include operating lease payments over the next twelve months of approximately $5.8 million, including approximately $1.8 million for our new office space in Wilton, CT, which we do not occupy. Should we negotiate an early termination of this lease, our quarterly cash flows may be impacted. While the Company expects to enter into a sublease agreement relating to this facility, if we are unable to enter into a sublease agreement for this space by September 30, 2002, we may need to record an additional charge for estimated future rent payments required to be made by the Company until such time as the space is sublet.

     We believe that our expenditures for product development efforts over the next twelve months will increase modestly as we continue to enhance our integration products and further develop industry solutions for our targeted vertical markets.

     As of March 31, 2002, we have accruals of $3.9 million, after considering insurance recoveries, related to settlements associated with outstanding legal contingencies. A significant increase in the estimate of the cost of settlement of these contingencies could have a material adverse effect on our consolidated financial position or results of operations.

     As a result of the decline in revenues, we used cash flow of $0.6 million in our operations in the three months ended March 31, 2002. We anticipate that if a recovery in information technology integration spending does not occur until late 2002, we will continue to utilize cash in our operations, excluding the impact of potential cash payments for the contingencies discussed in Note 8 of the Notes to the Consolidated Condensed Financial Statements. We believe current cash on-hand as well as cash available from our Silicon Valley Bank facility (see further discussions below) will be sufficient to meet our needs associated with cash shortfalls in any one quarter.

   Investing Activities

     Investing activities consumed cash of $0.5 million during the quarter ended March 31, 2002 compared to $0.6 million during the quarter ended March 31, 2001. Investing activities for the first quarter of 2002 included a $0.4 million net investment in furniture, fixtures and equipment and a $0.1 million increase in restricted collateral deposits in connection with facility leases. Investing activities in the first quarter of 2001 included a $1.9 million net investment in furniture, fixtures and equipment, a $1.6 million increase in the restricted collateral deposit in connection with a facility lease, partially offset by a $2.8 million liquidation of investments in marketable securities.

     Our expenditures for furniture, fixtures and equipment are expected to be approximately $3.2 million for the next twelve months. In addition, capital lease commitments over the next twelve months are approximately $0.6 million.

   Financing Activities

     Financing activities generated cash of $1.4 million during the quarter ended March 31, 2002 compared to $3.4 million during the quarter ended
March 31, 2001. Financing activities for the first quarter of 2002 included $1.1 million of proceeds from employee stock plan purchases and $0.7 million of proceeds from the exercise of employee stock options, partially offset by $0.2 million of capital lease principal payments and $0.2 million of expenses relating to our December 2001 private placement issuance of stock to certain investors. Financing activities for the first quarter of 2001 included $2.0 million in proceeds from the private placement issuance of stock to Mitsui and Co., Ltd., $1.4 million of proceeds from employee stock plan purchases and $0.1 million of proceeds from the exercise of employee stock options, partially offset by $0.1 million of capital lease principal payments.

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

     In June 2001, we finalized a credit facility with Silicon Valley Bank. The maximum amount available under the facility at March 31, 2002 and in subsequent quarters is $15 million, as a result of our achieving positive EBITDA in the fourth quarter of 2001. This facility is secured by certain receivables, and borrowings under the facility may not exceed 80% of eligible accounts receivable, as defined in the facility agreement and subject to bank approval. Borrowings are also subject to the Company maintaining compliance with the terms of the facility agreement, including the level of the Adjusted Quick Ratio covenant, as discussed below. As of March 31, 2002, the maximum eligible accounts receivable were approximately $17 million. Since inception, no amounts have been borrowed under this facility.

     In September and November 2001, Silicon Valley Bank agreed to waive and modified certain terms of the credit facility, including eliminating the requirement for a capitalization event and relaxing the level of the Adjusted Quick Ratio covenant. The Bank also extended the expiration date of the facility to November 27, 2002. Specifically, the agreement, as amended, requires us to maintain an Adjusted Quick Ratio, as defined, of at least 1.5 to 1.0 for each month subsequent to December 1, 2001. We were in compliance with the Adjusted Quick Ratio covenant under the agreement, as amended, at March 31, 2002. If the Company were in default, such default, if uncured, could result in our being required to pay a $0.2 million termination fee. Prior to November 27, 2002, we expect to seek to renegotiate the facility to extend it beyond its scheduled termination or, alternatively, negotiate a similar facility with another party on no less favorable terms.

Cash Flow and Funding Requirements

     We believe that current cash and cash equivalent balances ($28.1 million at March 31, 2002) are sufficient to meet anticipated needs for working capital, capital expenditures of $3.2 million and capital leases of $0.6 million, through March 31, 2003. However, any projections of future cash needs and cash flows are subject to uncertainty. Additionally, a significant increase in the cost of settlement of legal contingencies in excess of amounts accrued and insurance coverages could have a material adverse impact on our consolidated financial position or consolidated results of operations. Our long-term capital needs will depend on numerous factors, including the rate at which we are able to obtain new business from clients and expand our personnel and infrastructure to accommodate such growth, as well as the rate at which we choose to invest in new technologies. (See "Factors that May Affect Future Results" below.)

     If current cash, cash equivalents and cash that may be generated from operations and the credit facility are deemed to be insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity securities and/or debt securities. Moreover, we may determine to sell additional equity for the purpose of further enhancing our cash resources. The sale of additional equity or equity-related securities, if achieved, would result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue debt or additional equity securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all. A failure to obtain such financing may adversely impact our business. In addition, if our cash flows were to substantially decrease, our goodwill or our purchased technology intangible assets may become impaired and we would have to record a charge for impairment, which may be material to our financial position and results of operations.

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

     The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and the provisions of SFAS No. 142 as of January 1, 2002. Amortization of goodwill and intangible assets with indefinite useful lives acquired in business combinations completed before July 1, 2001 was discontinued as of January 1, 2002. Had SFAS No. 142 been in effect for the prior year, the net loss for the three months ended March 31, 2001 would have been ($15.1) million and net loss per share would have been ($0.50).

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations. The Company will complete the transitional impairment test for its goodwill by June 30, 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. Management does not expect the adoption of SFAS No. 143 to have a significant impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a significant impact on the Company's financial position or results of operations.

     In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" in January 2002. The Company adopted EITF Issue No. 01-14 on January 1, 2002 and as such, has presented these reimbursements in accordance with EITF Issue No. 01-14 for the current period and all comparative prior period financial statements presented herein, to provide consistent presentation. These reimbursements represent costs paid directly to third parties primarily for travel related expenses incurred for services personnel. Approximately $0.5 million and $0.6 million of out-of-pocket reimbursements have been reclassified from a reduction in services expenses incurred to services revenues for the three months ended March 31, 2002 and March 31, 2001, respectively. The adoption of Issue No. 01-14 did not impact the Company's financial position, operating loss or net loss.

     Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to the financial statements of Mercator.

Conversion to a Single European Currency

     We generate revenues in a number of foreign countries. The conversion to a single European currency (the "Euro") did not have a material impact on our financial results.

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

   Our quarterly and annual operating results are volatile and difficult to predict and may cause our stock price to fluctuate

     Our quarterly and annual operating results have varied significantly in the past and may continue to do so in the future. We had operating losses in the quarter ended March 31, 2002 and for the year ended December 31, 2001 and may continue to have losses in the future. In the first quarter of 2002 and certain quarters of 2001, our operating results were below the expectations of public market analysts and investors, and were followed by a decline in the price of our stock. This may occur in the future and if our revenues and operating results do not meet expectations, our stock price could decline which may result in potential customers choosing other vendors.

     In 2001, we announced a restructuring plan to reduce our cost structure. As of March 31, 2002, this plan consisted of certain work force reductions across the Company, closing some office facilities and reducing some other space. We also announced a strategic plan to focus our resources on the largest vertical market opportunities where we have significant experience including financial services, manufacturing, retail and distribution, and healthcare. Our restructuring plan that has been put in place remains somewhat unproven, and could result in increased volatility in and have an adverse effect on our stock price. Our focus on large vertical market opportunities may result in longer sales cycles and any delay in obtaining larger contracts may have an adverse impact on quarterly operating results. We believe that investors should not rely on period-to-period comparisons of our results of operations, as they are not necessarily indications of our future performance.

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

  It would be difficult for us to materially or immediately adjust our spending if we experience any revenue shortfalls

     Our future revenues will be difficult to predict and we could fail to achieve our revenue expectations. Our expense levels are based, in part, on our expectation of future revenues, and expense levels are, to a large extent, fixed in the short term. We may be unable to materially adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, our operating results and cash flows are likely to be harmed. Net income may be disproportionately affected by a reduction in revenue because large portions of our expenses are related to headcount that may not be easily reduced without harming our business. If cash flows are negatively impacted, there can be no assurance that our existing cash and accounts receivable financing arrangement will be sufficient to meet cash needs or will be available in the future, as there is no assurance that we will be able to draw down upon our existing line of credit.

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

  We have been and may continue to be impacted by the overall economy and the events of September 11th

     As a result of recent unfavorable economic conditions including the impact of the events of September 11th on certain of our vertical markets, we have seen reduced capital spending, and software licensing revenues have declined in the first quarter of 2002 and fiscal year 2001 in total and as a percentage of our total revenues as compared to the prior year. In particular, sales to e-commerce and internet businesses, value-added resellers and independent software vendors were impacted during the first quarter of 2002 and during the year 2001. Sales to financial institutions have been impacted in the first fiscal quarter of 2002 and the fourth fiscal quarter of 2001. If the economic conditions in the United States worsen, or if a wider global economic slowdown occurs, we may experience a material adverse impact on our revenues and collections of our accounts receivable.

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

  We may face significant risks in expanding our international operations

     International revenues accounted for approximately 41% of our total revenues in the first quarter of 2002 and 37% of our total revenues for 2001. Continued expansion of our international sales and marketing efforts will require significant management attention and financial resources. We also expect to commit additional time and development resources to customizing our products for selected international markets and to developing international sales and support channels. International operations involve a number of additional risks, including the following:

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

  We may not successfully expand our sales and distribution channels

     An integral part of our strategy is to expand our indirect sales channels, including strategic partners, value-added resellers, independent software vendors, systems integrators and distributors. However, while we believe this is a profitable and incremental strategy, such sales will be at lower unit prices, may limit our contact with customers (potentially inhibiting future follow-up sales) and places us in a position of depending upon the reseller to achieve customer satisfaction, and could result in these resellers selling to customers we may have sold to. We are increasing resources dedicated to developing and expanding these indirect distribution channels. In the first quarter of 2002, 20% of our total license revenues came from those sources and for the full year 2001, 27% of our total license revenues came from those sources. We may not be successful in expanding the number of indirect distribution channels for our products. If we are successful in increasing our sales through indirect sales channels, we expect that those sales will be at lower per unit prices than sales through direct channels, and revenue we receive for each sale will be less than if we had licensed the same product to the customer directly. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered.

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

     Our strategy of marketing products directly to end-users and indirectly through value-added resellers, independent software vendors, systems integrators and distributors may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although we have attempted to manage our distribution channels to avoid potential conflicts, channel conflicts may harm our relationships with existing value-added resellers, independent software vendors, systems integrators or distributors or impair our ability to attract new value added resellers, independent software vendors, systems integrators and distributors.

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

   We face significant competition in the market for integration software

     The markets for our products and services are extremely competitive and subject to rapid change. Because there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies.

     In the integration market, our products and related services compete primarily against solutions developed internally by individual businesses to meet their specific integration needs. In addition, we face increasing competition in the integration market from other third-party software vendors.

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

   Government regulation and legal uncertainties relating to the internet could adversely affect our business

     Congress has passed legislation and several more bills have been sponsored in both the House and Senate that are designed to regulate various aspects of the internet, including, for example, on-line content, copyright infringement, user privacy, and taxation. In addition, federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate aspects of the internet, including libel, pricing, quality of products and services, and intellectual property ownership. The laws governing the use of the internet, in general, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws apply to the internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business on-line by limiting the type and flow of information over the internet. The adoption or modification of laws or regulations relating to the internet could adversely affect our business.

     It is not known how courts will interpret both existing and new laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business or our clients' business, which may have an indirect affect on our business. Increased regulation of the internet may decrease the growth in the use of the internet, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, or results of operations and financial condition.

     The United States Omnibus Appropriations Act of 1998 places a moratorium on taxes levied on internet access from October 1998 to November 2003. However, states may place taxes on internet access if taxes had already been generally imposed and actually enforced prior to October 1998. States which can show they enforced internet access taxes prior to October 1998 and states after November 2003 may be able to levy taxes on internet access resulting in increased cost to access the internet, which may result in a material adverse effect to our business.

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

   We may become subject to product liability claims

     Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements, especially unsigned shrink-wrap licenses, may not be effective under the laws of certain jurisdictions. Consequently, the sale and support of our software entails the risk of product liability claims in the future and any liability insurance may not be sufficient to cover the product liability claims.

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

     o    conditions and trends in the software or other industries; and

     o    general market conditions.

     In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have particularly affected the market prices for the stock of technology companies. These broad market fluctuations may cause the market price of our Common Stock to decline. The following table shows the high and low sale prices of our Common Stock as reported on the Nasdaq National Market System for the past three years and for the first quarter of 2002:

                                                  Reported Sale Price
                                             ------------------------------
                                                 High              Low
                                             -------------     ------------
1999
First Quarter...............................        32.00            20.50
Second Quarter..............................       28.875            14.00
Third Quarter...............................        28.00           16.875
Fourth Quarter..............................        66.75            22.00

2000
First Quarter...............................      149.875            47.00
Second Quarter..............................        84.00            26.75
Third Quarter...............................       70.375           13.438
Fourth Quarter..............................       16.188             2.81

2001
First Quarter...............................       12.188             3.25
Second Quarter..............................         3.75             1.40
Third Quarter...............................         2.47             0.95
Fourth Quarter..............................         9.44             1.09

2002
First Quarter...............................        10.15             3.91


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

     In addition, we have arrangements with certain officers and other option holders, which provide for benefits upon a change in control, which could also delay or impede an acquisition.

  Future sales of our common stock by our stockholders could cause our stock price to decline

     As of May 8, 2002, we have outstanding warrants to purchase an aggregate of 1,058,719 shares of Common Stock and also options to purchase an aggregate of 9,285,388 shares of Common Stock granted under our directors' and employee benefit plans. The number of shares issuable upon exercise of warrants are subject to adjustment pursuant to anti-dilution provisions. Holders of such warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided in such warrants and options. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms could be affected. Exercise of warrants and options may result in dilution to existing stockholders.

     Sales of a significant amount of Common Stock in the public market by existing shareholders, including holders of warrants and options, could adversely affect the market price of the Common Stock, and it may make it more difficult for us to sell our Common Stock in the future at times and for prices that we deem appropriate. Several of our stock and warrant holders are parties to registration rights agreements with us under which we are required to register their stock for sale to the public. In January 2002, we filed a Registration Statement covering resale of an aggregate of 3,577,883 shares, which was declared effective in March of 2002. Sale of the shares of Common Stock covered by such Registration Statement, or even the availability of such shares for sale, may have an adverse effect on the market price of our stock from time to time.

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

Foreign Currency Exchange Rates

     Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the quarter ended
March 31, 2002, 41% of our total revenue was generated from international sources and the net assets of our foreign subsidiaries totaled approximately 25% of consolidated net assets as of March 31, 2002. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in the United Kingdom, France, Germany, Netherlands, Sweden, Switzerland, Spain, Singapore, Hong Kong, Australia and Japan. These foreign subsidiaries use local currencies as their functional currency, as certain sales are generated and expenses are incurred in such currencies.

Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar. We continue to evaluate different hedging strategies and at this time, we do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that this approach will be successful, especially in the event of a sudden and significant decline in the value of foreign currencies relative to the United States dollar.

Interest Rates

     We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government. The majority of our investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term deposits of the local operating bank.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     The Company has certain significant legal contingencies, discussed below, and other litigation of a nature considered normal to its business which are pending against the Company.

     On or about February 1, 2000, Mercator was named as a defendant and served with a complaint in an action entitled Carpet Co-Op of America Association, Inc., and FloorLINK, L.L.C. v. TSI International Software, Ltd., Civil Action No. 00CC- 0231, in the Circuit Court of St. Louis County, Missouri. The complaint includes counts for breach of contract, fraud and negligent misrepresentation in connection with certain software implementation work provided under contract by Mercator. Mercator counter-sued in the United States District Court for the District of Connecticut on March 30, 2000 for copyright infringement, trademark infringement, unfair competition, misappropriation of trade secrets, breach of contract, fraud, unjust enrichment and violation of the Connecticut Unfair Trade Practices Act. As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, on January 30, 2002, Mercator entered into a settlement agreement with respect to these actions, which resolves these actions in their entirety. Mercator paid $0.5 million after insurance proceeds in January 2002 as a requirement of this settlement agreement.

     Between August 23, 2000 and September 21, 2000 a series of fourteen purported securities class action lawsuits was filed in the United States District Court for the District of Connecticut, naming as defendants Mercator, Constance Galley and Ira Gerard. Kevin McKay was also named as a defendant in nine of these complaints. On or about November 24, 2000, these lawsuits were consolidated into one lawsuit captioned: In re Mercator Software, Inc. Securities Litigation, Master File No. 3:00-CV-1610 (GLG). The lead plaintiffs purport to represent a class of all persons who purchased Mercator's Common Stock from April 20, 2000 through and including August 21, 2000. Each complaint in the consolidated action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, through alleged material misrepresentations and omissions and seeks an unspecified award of damages. On January 26, 2001, the lead plaintiffs filed an amended complaint in the consolidated matter with substantially the same allegations. Named as defendants in the amended complaint are Mercator, Constance Galley and Ira Gerard. The amended complaint in the consolidated action alleges violations of Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and seeks an unspecified award of damages. Mercator filed a motion to dismiss the amended complaint on March 12, 2001. The lead plaintiffs filed an opposition to Mercator's motion to dismiss on or about April 18, 2001, and Mercator filed its reply brief on May 7, 2001. The Court heard oral argument on the motion to dismiss on July 6, 2001. On September 13, 2001, the Court denied Mercator's motion to dismiss. Mercator believes that the allegations in the amended complaint are without merit and intends to contest them vigorously. We believe that this securities class action lawsuit is covered by insurance. Mercator notified its directors' and officers' liability insurance companies of this matter. The insurance carriers have reserved their rights in this matter. There can be no guarantee as to the ultimate outcome of this proceeding or whether the ultimate outcome, after considering liabilities already accrued in the Company's March 31, 2002 consolidated balance sheet and insurance recoveries, may have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

     The Company has been named as a defendant in an action filed on August 3, 2001 in the United States District Court for the Eastern District of Pennsylvania, entitled Ulrich Neubert v. Mercator Software, Inc., f/k/a TSI International Software, Ltd., Civil Action No. 01-CV-3961. The complaint alleges claims of breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, and fraud in connection with the Company's acquisition of Software Consulting Partners ("SCP") in November 1998. Neubert, who was the sole shareholder of SCP prior to November 1998, seeks purported damages of up to approximately $7.5 million, plus punitive damages and attorney's fees. The complaint was served on the Company on November 21, 2001. The Company filed a motion to dismiss the complaint on January 10, 2002, which is still pending. The Company believes that the allegations in the complaint are without merit and intends to contest the lawsuit vigorously. Mercator has notified its insurance carrier of this matter, but has not yet received any coverage position from them. The ultimate legal and financial liability of the Company in respect to this claim cannot be estimated with any certainty. However, the ultimate outcome of this proceeding, after considering liabilities already accrued in the Company's March 31, 2002 consolidated balance sheet, is not expected to have a material adverse effect on its consolidated financial position, but could possibly be material to the consolidated results of operations of any quarter.

     In addition, the Company and a third party are currently disputing the break-up fee provisions with respect to a proposed investment in the Company.

     As of March 31, 2002, the Company has accrued approximately $3.9 million, after considering any insurance recoveries, for the aggregate amount of the contingencies described above.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.         Exhibit Title
-----------         -------------
10.35 Deed of Office Lease dated February 22, 2002 between 11720 Sunrise Corp., L.L.C. and the Registrant (previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

(b)  Reports on Form 8-K

Mercator Software, Inc. filed no current reports on Form 8-K in the first quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2002         Mercator Software, Inc.




                           By:      /s/ Roy C. King
                              -------------------------------------------------
                                    Roy C. King
                                    Chairman of the Board of Directors,
                                      Chief Executive Officer and President
                                    (Principal Executive Officer)

                           By:      /s/ Kenneth J. Hall
                              -------------------------------------------------
                                    Kenneth J. Hall
                                    Executive Vice President, Chief Financial
                                      Officer and Treasurer
                                    (Principal Financial and Accounting Officer)