Form 10-Q
period 2002-06-30
MERCATOR SOFTWARE INC
filed 2002-08-14
CIK 1039276

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 |X| Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

|X| Yes  |_| No

As of August 9, 2002, Registrant had 34,528,560 outstanding shares of Common Stock $.01 par value.

                             MERCATOR SOFTWARE, INC.

                                    Form 10-Q
                  For the Quarterly Period Ended June 30, 2002

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION                                                                                  Page
                                                                                                                     ----
Item 1.        Consolidated Condensed Financial Statements

               Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
                  December 31, 2001 ............................................................................       3

               Consolidated Statements of Operations for the Three and Six Months Ended
                  June 30, 2002 (unaudited) and 2001 (unaudited) ...............................................       4

               Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2002 (unaudited) and 2001 (unaudited) ..................................       5

               Notes to Consolidated Condensed Financial Statements ............................................       6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations ...........      15

Item 3.        Quantitative and Qualitative Disclosures About Market Risk ......................................      38

PART II       OTHER INFORMATION

Item 1.        Legal Proceedings ...............................................................................      39

Item 4.        Submission of Matters to a Vote of Security Holders .............................................      40

Item 6.        Exhibits and Reports on Form 8-K ................................................................      41

Signatures and certifications ..................................................................................      42


                             MERCATOR SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                             June 30, 2002
                                                                                              (unaudited)        December 31, 2001
                                                                                           ------------------    -----------------
                                      ASSETS
Current assets:
     Cash and cash equivalents .........................................................           $  27,342            $  28,236
     Accounts receivable, less allowances of $2,221 and $3,884 .........................              20,537               28,966
     Prepaid expenses and other current assets .........................................               5,359                3,021
                                                                                           ------------------    -----------------
         Total current assets ..........................................................              53,238               60,223

Furniture, fixtures and equipment, net .................................................               8,808                9,230
Goodwill, net ..........................................................................              43,960               43,960
Intangible assets, net .................................................................               7,745               10,172
Restricted collateral deposits and other assets ........................................                 616                3,393
                                                                                           ------------------    -----------------
         Total assets ..................................................................           $ 114,367            $ 126,978
                                                                                           ==================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................................................           $   6,869            $   7,632
     Accrued expenses and other current liabilities ....................................              25,435               21,066
     Current portion of deferred revenue ...............................................              20,284               22,280
                                                                                           ------------------    -----------------
         Total current liabilities .....................................................              52,588               50,978

Deferred revenue, less current portion .................................................                 988                  917
Long-term deferred tax liability .......................................................               1,743                2,418
Other long-term liabilities ............................................................               4,044                3,585
                                                                                           ------------------    -----------------
         Total liabilities .............................................................              59,363               57,898
                                                                                           ------------------    -----------------
Stockholders' equity:
Convertible preferred stock: $.01 par value; authorized 5,000,000 shares;
   no shares issued and outstanding ....................................................                  --                   --
Common Stock: $.01 par value; authorized 190,000,000 shares; issued and
   outstanding 33,890,750 shares and 32,885,228 shares .................................                 339                  329
Additional paid-in capital .............................................................             249,547              249,090
Deferred compensation ..................................................................                  --                  (82)
Accumulated deficit ....................................................................            (192,607)            (178,220)
Accumulated other comprehensive loss ...................................................              (2,275)              (2,037)
                                                                                           ------------------    -----------------
         Total stockholders' equity ....................................................              55,004               69,080
                                                                                           ------------------    -----------------
         Total liabilities and stockholders' equity ....................................           $ 114,367            $ 126,978
                                                                                           ==================    =================

     See accompanying notes to consolidated condensed financial statements.

                             MERCATOR SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                        June 30,
                                                                   ----------------------------    ---------------------------
                                                                       2002            2001           2002           2001
                                                                   -------------    -----------    -----------    ------------
Revenues:
     Software licensing ...........................................    $ 10,890       $ 13,009       $ 20,439        $ 24,531
     Services .....................................................       6,901          8,182         14,865          17,454
     Maintenance ..................................................       9,175          8,540         19,074          16,486
                                                                   -------------    -----------    -----------    ------------
         Total revenues ...........................................      26,966         29,731         54,378          58,471
                                                                   -------------    -----------    -----------    ------------
Cost of revenues:
     Software licensing ...........................................         153            364            277             601
     Services (exclusive of non-cash stock option re-pricing
       (benefits) of $(36), $0, $(246) and $0, respectively) ......       6,065          7,074         13,720          15,053
     Maintenance (exclusive of non-cash stock option re-pricing
       (benefits) of $(11), $0, $(73) and $0, respectively) .......       1,993          1,852          4,009           3,641
     Stock option re-pricing (benefit) ............................         (47)            --           (319)             --
     Amortization of intangibles ..................................         962            961          1,923           1,922
                                                                   -------------    -----------    -----------    ------------
         Total cost of revenues ...................................       9,126         10,251         19,610          21,217
                                                                   -------------    -----------    -----------    ------------
         Gross profit .............................................      17,840         19,480         34,768          37,254
                                                                   -------------    -----------    -----------    ------------

Operating expenses:
     Product development (exclusive of non-cash stock option
       re-pricing (benefits) of $(33), $0, $(222) and $0,
       respectively) ..............................................       5,237          5,324          9,746          10,570
     Selling and marketing (exclusive of non-cash stock option
       re-pricing (benefits) of $(52), $0, $(350) and $0,
       respectively) ..............................................      11,893         17,143         23,844          33,951
     General and administrative (exclusive of non-cash stock
       option re-pricing (benefits) of $(24), $0, $(176) and $0,
       respectively) ..............................................       6,986          7,933         13,809          16,529
     Stock option re-pricing (benefit) ............................        (109)            --           (748)             --
     Amortization of goodwill .....................................          --          5,627             --          11,253
     Amortization of intangibles ..................................         200            357            505             714
     Restructuring charges ........................................       1,308          5,318          1,063           5,318
                                                                   -------------    -----------    -----------    ------------
         Total operating expenses .................................      25,515         41,702         48,219          78,335
                                                                   -------------    -----------    -----------    ------------
         Operating loss ...........................................      (7,675)       (22,222)       (13,451)        (41,081)
Other income (expense), net .......................................         (75)           114           (142)            152
                                                                   -------------    -----------    -----------    ------------
Loss before income taxes ..........................................      (7,750)       (22,108)       (13,593)        (40,929)
Provision for income taxes ........................................         524            555            794           2,422
                                                                   -------------    -----------    -----------    ------------

Net loss ..........................................................    $ (8,274)      $(22,663)      $(14,387)       $(43,351)
                                                                   =============    ===========    ===========    ============

Net loss per share:
     Basic and fully diluted ......................................     $ (0.24)      $  (0.75)       $ (0.43)        $ (1.44)

Weighted average shares outstanding:
     Basic and fully diluted ......................................      33,866         30,288         33,721          30,118


     See accompanying notes to consolidated condensed financial statements.

                             MERCATOR SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                       -----------------------------------
                                                                                            2002                2001
                                                                                       ---------------     ---------------
Cash flows from operating activities:
     Net (loss) .....................................................................        $(14,387)           $(43,351)
     Adjustment to reconcile net (loss) to net cash (used) by
       operating activities:
         Depreciation and amortization ..............................................           4,701              16,349
         Amortization of deferred compensation ......................................              82                 162
         Compensation related to options associated with non-employees ..............            (109)                 --
         Employee stock option re-pricing (benefit) .................................          (1,067)                 --
         Compensation related to modifications of fixed stock option awards .........              --                 250
         Provisions for losses on accounts receivable ...............................             440                 983
         Disposals of furniture, fixtures and equipment .............................              10                  --
         Deferred taxes .............................................................              --               1,703
         Changes in operating assets and liabilities:
              Accounts receivable ...................................................           8,484               7,671
              Prepaid expenses and other current assets .............................          (2,406)               (974)
              Other assets ..........................................................            (109)                (28)
              Accounts payable ......................................................            (860)              1,497
              Accrued expenses and other current liabilities ........................           2,657              (1,000)
              Deferred revenue ......................................................          (2,110)              3,577
                                                                                       ---------------     ---------------
                  Net cash (used) by operating activities ...........................          (4,674)            (13,161)
                                                                                       ---------------     ---------------
Cash flows from investing activities:
     Purchase of furniture, fixtures and equipment ..................................          (1,505)             (2,897)
     Net sales of marketable securities .............................................              --               3,420
     Restricted collateral deposits, net ............................................           2,888              (1,480)
                                                                                       ---------------     ---------------
                  Net cash provided (used) by investing activities ..................           1,383                (957)
                                                                                       ---------------     ---------------

Cash flows from financing activities:
     Private placement expenses .....................................................            (173)                 --
     Net proceeds from Mitsui issuance ..............................................              --               1,635
     Principal payments under capital leases ........................................            (292)               (224)
     Insurance premium financing proceeds ...........................................           1,523                 686
     Principal payments under insurance premium financing ...........................             (88)                 --
     Proceeds from exercise of stock options ........................................             691                 199
     Proceeds from exercise of warrants .............................................              63                 167
     Proceeds from employee stock plan ..............................................           1,062               1,374
                                                                                       ---------------     ---------------
                  Net cash provided by financing activities .........................           2,786               3,837
                                                                                       ---------------     ---------------
Effect of exchange rate changes on cash .............................................            (389)             (1,888)
                                                                                       ---------------     ---------------
Net change in cash ..................................................................            (894)            (12,169)
Cash at beginning of period .........................................................          28,236              18,327
                                                                                       ---------------     ---------------
Cash at end of period ...............................................................        $ 27,342            $  6,158
                                                                                       ===============     ===============

Supplemental information:
     Cash paid for:
         Interest .............................................................                   $47                $112
         Income taxes .........................................................                   $90                 $65
     Non-cash investing and financing activities:
         Acquisition of equipment under capital leases ........................                  $159                $484

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

(2)  COMPREHENSIVE INCOME (LOSS)

     The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which requires the Company to report in its financial statements, in addition to its net income
(loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources. The Company's total comprehensive (loss) consists of net (loss) and foreign currency translation adjustments. Total comprehensive (loss) was ($8.2) million and ($23.6) million for the three months ended June 30, 2002 and 2001, respectively, and ($14.6) million and ($44.7) million for the six months ended June 30, 2002 and 2001, respectively.

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

     The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and the provisions of SFAS No. 142 as of January 1, 2002. Amortization of goodwill and intangible assets with indefinite useful lives acquired in business combinations completed before July 1, 2001 was discontinued as of January 1, 2002. Had SFAS No. 142 been in effect for the prior year, the net loss for the three and six months ended June 30, 2001 would have been ($17.0) million and ($32.1), respectively, and net loss per share would have been ($0.56) and ($1.07), respectively (see Note 5).

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the

                            MERCATOR SOFTWARE, INC.

                                  (unaudited)


second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations. The Company completed the transitional impairment test for its goodwill in the second quarter of 2002 and determined that its goodwill was not impaired and therefore did not require the recognition of any transitional impairment losses.

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

     In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" in January 2002. The Company adopted EITF Issue No. 01-14 on January 1, 2002 and has presented these reimbursements as services revenues for current year periods and has reclassified amounts in prior year periods to conform to this presentation. These reimbursements are primarily for travel related expenses incurred for services personnel and totaled approximately
$0.5 million and $0.6 million for the three months ended June 30, 2002 and 2001, respectively, and $0.9 and $1.2 for the six months ended June 30, 2002 and 2001, respectively. The adoption of Issue No. 01-14 did not impact the Company's financial position, operating loss or net loss.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF Issue
No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred as opposed to recognition on the date an entity commits to an exit plan as previously required under EITF Issue No. 94-3. The Company is required to adopt SFAS No. 146 for exit and disposal activities initiated after December 31, 2002. Management has not yet determined the expected impact of SFAS No. 146 on the Company's financial position or results of operations.

     Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to the financial statements of Mercator.

(4)  RESTRUCTURING CHARGES

     During the second and third quarters of 2001, the Company restructured its operations to strategically align its personnel with the markets it serves. Consequently, the Company incurred restructuring charges of $5.3 million and $2.8 million in

                            MERCATOR SOFTWARE, INC.

                                  (unaudited)


the three month periods ended June 30, 2001 and September 30, 2001, respectively, which consisted of $5.2 million of accruals for lease payments associated with leased space no longer required due to the reduction in the workforce, and $2.9 million of severance-related costs. At December 31, 2001, $5.0 million of these accruals remained which consisted of $4.7 million for losses related to leased space and $0.3 million for severance benefits. During the six months ended June 30, 2002, $0.2 million of severance benefits and $0.8 million of leased space related payments were paid and charged against the restructuring liability. Additionally, during the six months ended June 30, 2002, the Company reversed approximately $0.1 million of remaining restructuring accruals relating to severance payments and $0.2 million of remaining leased space accruals as all payments had been finalized for those employees and leases. In June 2002, due to the continued weakness in the economy and the commercial real estate market, the Company increased its accrual for excess office space by $1.4 million. Such increase represents an adjustment to management's original estimate of the timing and amount of anticipated sublease income, as well as subtenant allowances and estimated broker's fees. The Company is currently seeking to sublease this idle space to third parties. At June 30, 2002, $3.5 million of the unpaid restructuring liability was included in accrued expenses and other current liabilities and $1.5 million was included in other long-term liabilities.

     Restructuring accruals established by the Company, and subsequent charges related thereto, are summarized as follows (in thousands):

                                                      Balance                                                      Balance
                                                  January 1, 2002   Additions    Cash Payments    Reversals     June 30, 2002
                                                  ---------------   ---------    -------------    ---------     -------------
Charges for leased space no longer required
 (net of estimated sub-lease recoveries):
   Americas .....................................      $ 4,408       $ 1,362       $   (787)       $   (2)          $ 4,981
   EMEA .........................................          223            --             (8)         (215)               --
Severance related charges:
   Americas .....................................          297            --           (245)          (52)               --
   EMEA .........................................           30            --             --           (30)               --
                                                       -------       -------       --------        ------           -------
Totals ..........................................      $ 4,958       $ 1,362       $ (1,040)       $ (299)          $ 4,981
                                                       =======       =======       ========        ======           =======

(5)  GOODWILL AND INTANGIBLE ASSETS

     (a)  Goodwill

     The total carrying amount of goodwill (all related to the Braid acquisition), which is the Company's only intangible asset not subject to amortization, is $44.0 million at June 30, 2002 and December 31, 2001. This amount is allocated to the Americas segment.

     Effective January 1, 2002, the Company adopted SFAS No. 142. Under the provisions of SFAS No. 142, goodwill is no longer amortized and is tested annually for impairment using a fair value methodology (see Note 3). On a comparable basis, the net (loss) and net (loss) per share as adjusted to exclude goodwill amortization for the three and six months ended June 30, 2002 and 2001 are as follows:

                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                           June 30,
                                                         -----------------------          --------------------------
                                                           2002           2001              2002              2001
                                                         --------       --------          --------          --------
                                                                     (In thousands, except share data)
  Reported net (loss) .............................     $ (8,274)     $ (22,663)         $ (14,387)       $ (43,351)
  Adjustment for goodwill amortization ............           --          5,627                 --           11,253
                                                        --------      ---------          ---------        ---------
  Net (loss), as adjusted .........................     $ (8,274)     $ (17,036)         $ (14,387)       $ (32,098)
                                                        ========      =========          =========        =========

  Net (loss) per share,  as  adjusted
   to exclude amortization of goodwill ............     $  (0.24)     $   (0.56)         $   (0.43)       $   (1.07)

  Weighted average shares outstanding:
      Basic and fully diluted .....................       33,866         30,288             33,721           30,118


                            MERCATOR SOFTWARE, INC.

                                  (unaudited)


     (b)  Intangibles subject to amortization

     The components of the Company's intangible assets are as follows:

                                                       At June 30, 2002                         At December 31, 2001
                                            ------------------------------------        ----------------------------------
                                            Gross Carrying          Accumulated         Gross Carrying         Accumulated
                                                Amount              Amortization            Amount            Amortization
                                            ---------------         ------------        --------------        ------------
                                                                              (In thousands)
Purchased technology .....................     $  19,226             $  (12,817)            $  19,226          $  (10,895)
Customer list ............................         4,008                 (2,672)                4,008              (2,271)
Covenant not to compete ..................         1,874                 (1,874)                1,874              (1,770)
                                               ---------             ----------             ---------          ----------
    Total ................................     $  25,108             $  (17,363)            $  25,108          $  (14,936)
                                               =========             ==========             =========          ==========

     All of these intangibles were acquired in conjunction with the Braid acquisition in March 1999.

     The weighted-average remaining amortization periods as of June 30, 2002 are as follows: Purchased technology - 1.7 years; Customer list - 1.7 years; and in total - 1.7 years.

     Consolidated amortization expense related to the intangible assets and excluding goodwill amortization was $1.2 million and $1.3 million for the three months ended June 30, 2002 and 2001, respectively, and $2.4 million and $2.6 million for the six months ended June 30, 2002 and 2001, respectively. Amortization expense is expected to be $4.8 million, $4.6 million, and $0.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. These intangible assets are expected to be fully amortized by February 29, 2004.

(6)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Included in accrued expenses and other current liabilities are compensation costs (regular payroll, commissions, bonuses, profit sharing, and other withholdings) and related payroll taxes of $6.9 million and $8.0 million as of June 30, 2002 and December 31, 2001, respectively. Also included are accrued legal fee and settlement costs of $4.9 million and $4.0 million as of June 30, 2002 and December 31, 2001, respectively. Additionally, restructuring charges of $3.5 million and $3.3 million are included as of June 30, 2002 and December 31, 2001, respectively (see Note 4).

     In April and June 2002, in connection with the renewal of certain insurance policies, the Company financed through two separate loans with separate lenders, a portion of certain of its annual insurance premium amounts. The first loan was for approximately $0.4 million with interest payable at an annual percentage rate of 7.25% over a term of nine months. At June 30, 2002, approximately
$0.3 million remained outstanding on this loan. The second loan was for approximately $1.1 million with interest payable at an annual percentage rate of 4.0% over a term of eight months and was outstanding in full at June 30, 2002. At June 30, 2002, the total combined outstanding balance of the loans of $1.4 million was included in accrued expenses and other current liabilities.

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

     In January 2002, a warrant was exercised for 1,200 shares of Common Stock at an exercise price of $1.00 per share for which the Company received proceeds of $1,200. In May 2002, two similar warrants were exercised for a total of 62,010 shares of Common Stock at exercise prices of $1.00 per share for which the Company received proceeds of $62,010.

                            MERCATOR SOFTWARE, INC.

                                  (unaudited)


In June 2002, a remaining similar warrant for 600 shares of Common Stock at an exercise price of $1.00 per share expired unexercised.

     In June 2001, in connection with a secured credit facility, the Company issued a warrant to Silicon Valley Bank ("SVB") to purchase 220,000 shares of Common Stock at $4.00 per share expiring in June 2008. The fair value of this warrant was determined to be approximately $0.3 million using the Black-Scholes pricing model with the following assumptions: (i) a risk-free interest rate of 5.67%; (ii) an expected contractual life of 7 years; (iii) expected volatility of 126%; and (iv) an expected dividend yield of 0%. The fair value was charged to prepaid expenses as a loan origination fee and credited to additional paid-in capital in June 2001. This prepaid loan origination fee is being amortized to operations over the term of the secured credit facility agreement. The warrant holder subsequently assigned the warrant to an affiliate, and on January 3, 2002, pursuant to the cashless exercise provisions of the warrant agreement, the affiliate exercised the warrant for 123,296 shares of Common Stock, and as such, the Company did not receive any proceeds.

     In June, July and October 2001, the Company granted warrants to purchase a total of 179,404 shares of Common Stock to Morgan Howard Global International Limited at exercise prices ranging from $2.62 to $5.60 per share for its services in connection with executive search assignments. The number of warrants issued was determined by dividing the amount owed to the vendor by the value of a warrant, as determined under the Black-Scholes pricing model and based on risk-free interest rates ranging from 3.06% to 4.48%, expected contractual lives of 3 years, expected volatility of 80% and expected dividend yields of 0%. The costs of these warrants based on the fair value of services received of $0.1 million were expensed to general and administrative expense when counterparty performance was complete in 2001. On January 9, 2002, the warrant holder exercised the warrants for 104,846 shares of Common Stock pursuant to cashless exercise provisions in the warrant agreement, and as such, the Company did not receive any proceeds from this exercise.

     During November 2000, the Company's Board of Directors approved an offer to exchange a portion of the September 2000 option grant, of which 615,465 options were exchanged for an equal amount of options priced at the market price of $5.063 per option. The new options vested quarterly over a twelve-month period. According to FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation", if the exercise price of a fixed stock option award is reduced, the award shall be accounted for as variable from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised. In accordance with FIN 44 and FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans", the Company recorded a variable non-cash compensation charge of $1.2 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively, relating to the re-priced options. During the three and six months ended June 30, 2002, the Company recorded benefits of ($0.2) million and ($1.1) million, respectively, relating to the re-priced options as a result of the reduction in the Company's stock price during the current year. There was no charge or benefit for the three and six months ended June 30, 2001. As of June 30, 2002, 306,942 of these re-priced options were outstanding.

     During the first quarter of 2002, the Company recorded non-cash compensation benefits of ($0.1) million related to consulting services provided by a former employee. No charge was recorded in the second quarter of 2002 as the consulting agreement ended in the first quarter of 2002. There were no such charges recorded in the first and second quarters of 2001. During the three and six months ended June 30, 2001, the Company recorded non-cash compensation charges of $0.2 million and $0.3 million, respectively, as a result of accelerated vesting and extension of option terms in connection with severance agreements for certain officers (some of which were providing ongoing services). The Company accounted for these charges in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees",
FIN 44, SFAS No. 123, "Accounting for Stock-Based Compensation" and EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

     On September 17, 2001, the Company announced a voluntary option exchange program for its employees. This tender offer related to an offer to all eligible individuals, which excluded all directors, executive vice-presidents, senior vice-presidents and corporate vice-presidents of the Company, to exchange all outstanding options granted under the Mercator Software, Inc. 1997 Equity Incentive Plan ("EIP") for new options to purchase shares of Common Stock under the EIP. Under the exchange program, for every two options tendered and cancelled, one new option was issued. The offer expired on October 19, 2001 and the Company accepted for cancellation options to purchase an aggregate of 1,100,062 shares from 239 option holders who participated. On April 23, 2002, 447,597 options were granted at the exercise price of $2.90, which was the fair market value of the Company's Common Stock on that date, to 211 option holders.

     On May 14, 2002, the Company's shareholders approved an amendment to the EIP to provide for increases in the number of shares of Common Stock reserved for issuance under the EIP (i) on May 14, 2002 by 2,500,000 shares of

                            MERCATOR SOFTWARE, INC.

                                  (unaudited)


Common Stock and (ii) on January 1, 2003 by the lesser of (a) 7.5% of the number of shares of Common Stock outstanding on the close of business immediately preceding January 1, 2003, or (b) 3,000,000 shares. For the three months ended June 30, 2002 and 2001, the Company granted 1,041,537 and 1,502,800, respectively, of employee stock options. For the six months ended June 30, 2002 and 2001, the Company granted 2,727,387 and 2,926,650, respectively, of employee stock options. The exercise prices of these employee stock options equaled the fair value of the underlying Common Stock on the date of grant.

     The Company established an Employee Stock Purchase Plan in 1997 (the "ESPP"), which reserved a total of 1,500,000 shares of the Company's Common Stock for issuance thereunder. The plan permits eligible employees to acquire shares of the Company's Common Stock through payroll deductions subject to certain limitations. The shares are acquired at 85% of the lower of the fair market value on the offering date or the fair market value on the purchase date. On May 14, 2002, the Company's shareholders approved an amendment to the ESPP providing for an annual increase in the number of shares of Common Stock reserved for issuance under the ESPP so that on May 14, 2002 and on each January 1 thereafter there are 1,500,000 shares of Common Stock reserved for issuance under the ESPP (or such lesser number of shares as may be determined by the Board of Directors). During the six months ended June 30, 2002 and 2001, 536,283 and 163,636 shares were purchased under the plan, respectively. None of these shares in 2002 and 2001 were purchased in the second quarter.

(8)  INCOME TAXES

     During the second quarter of 2001, the Company determined that taxable income for the full year of 2001 was unlikely to be sufficient to support the full value of the U.S. federal deferred tax assets. As a result, for the quarter ended June 30, 2001, a full valuation allowance was established on the U.S. federal deferred tax assets.

(9)  COMMITMENTS AND CONTINGENCIES

     In connection with a facility lease in Wilton, CT, the Company had available a letter of credit with Fleet Bank for $2.5 million and a related restricted collateral deposit of $3.0 million. On June 28, 2002, the Company terminated its letter of credit and related restricted collateral deposit with Fleet Bank and replaced it with a letter of credit with SVB using its existing line of credit with SVB as collateral (see below). As discussed in Note 4, the Company is currently seeking to sublease this idle space to third parties.

     In June 2001, we finalized a credit facility with SVB. The maximum amount available under the facility is $15.0 million, of which up to $4.0 million may be used for letters of credit pursuant to an amendment in June 2002. As of June 30, 2002, a $2.5 million letter of credit was outstanding under the facility and is secured by $4.0 million of domestic accounts receivable. In addition, as of June 30, 2002, the maximum eligible accounts receivable for borrowings, which exclude the aforementioned accounts receivable securing the letter of credit, were approximately $14 million. Borrowings may not exceed 80% of eligible accounts receivable, as defined in the credit facility agreement and are subject to bank approval. Borrowings are also subject to the Company maintaining compliance with the terms of the facility. The agreement, as amended in June 2002, requires that the Company maintain a ratio of eligible domestic accounts receivable to outstanding letters of credit of 1.6 to 1.0. The Adjusted Quick Ratio, as also amended in June 2002, requires the Company to maintain a ratio of
1.3 to 1.0 for June 2002, 1.25 to 1.0 for July 2002, and 1.5 to 1.0 thereafter through the expiration date of the facility on November 27, 2002. The Company was in compliance with both ratios as of June 30, 2002. The Company is seeking to amend the Adjusted Quick Ratio for periods subsequent to July 2002.

     Upon the expiration of the agreement relating to the facility, or upon a default in the agreement, the Company will be required to place cash in a restricted account for up to 105% of the amounts of outstanding letters of credit, which would result in a reclassification of such amounts from cash into long-term assets in the consolidated balance sheet. In addition, such default could result in SVB terminating the credit facility and our being required to pay a $0.2 million termination fee. Since inception, excluding the aforementioned letter of credit, no borrowings have been made under this facility. Prior to November 27, 2002, we expect to seek to renegotiate the facility to extend it beyond its scheduled termination or, alternatively, negotiate a similar facility with another party on no less favorable terms.

     The Company has certain significant legal contingencies, discussed below, and other litigation of a nature considered normal to its business which are pending against the Company.

     Between August 23, 2000 and September 21, 2000 a series of fourteen purported securities class action lawsuits was filed in the United States District Court for the District of Connecticut, naming as defendants Mercator, Constance Galley and

                            MERCATOR SOFTWARE, INC.

                                  (unaudited)


Ira Gerard. Kevin McKay was also named as a defendant in nine of these complaints. On or about November 24, 2000, these lawsuits were consolidated into one lawsuit captioned: In re Mercator Software, Inc. Securities Litigation, Master File No. 3:00-CV-1610 (GLG). The lead plaintiffs purport to represent a class of all persons who purchased Mercator's Common Stock from April 20, 2000 through and including August 21, 2000. Each complaint in the consolidated action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, through alleged material misrepresentations and omissions and seeks an unspecified award of damages. On January 26, 2001, the lead plaintiffs filed an amended complaint in the consolidated matter with substantially the same allegations. Named as defendants in the amended complaint are Mercator, Constance Galley and Ira Gerard. The amended complaint in the consolidated action alleges violations of Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and seeks an unspecified award of damages. Mercator filed a motion to dismiss the amended complaint on March 12, 2001. The lead plaintiffs filed an opposition to Mercator's motion to dismiss on or about April 18, 2001, and Mercator filed its reply brief on May 7, 2001. The Court heard oral argument on the motion to dismiss on July 6, 2001. On September 13, 2001, the Court denied Mercator's motion to dismiss. Mercator believes that the allegations in the amended complaint are without merit and intends to contest them vigorously. Management believes that this securities class action lawsuit is covered by insurance. Mercator notified its directors' and officers' liability insurance companies of this matter. The insurance carriers have reserved their rights in this matter. There can be no guarantee as to the ultimate outcome of this proceeding or whether the ultimate outcome, after considering liabilities already accrued in the Company's June 30, 2002 consolidated balance sheet and insurance recoveries, may have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

     The Company was named as a defendant in an action filed on August 3, 2001 in the United States District Court for the Eastern District of Pennsylvania, entitled Ulrich Neubert v. Mercator Software, Inc., f/k/a TSI International Software, Ltd., Civil Action No. 01-CV-3961. The complaint alleges claims of breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, and fraud in connection with the Company's acquisition of Software Consulting Partners ("SCP") in November 1998. Neubert, who was the sole shareholder of SCP prior to November 1998, seeks purported damages of up to approximately $7.5 million, plus punitive damages and attorney's fees. The complaint was served on the Company on November 21, 2001. The Company believes that the allegations in the complaint are without merit and intends to contest the lawsuit vigorously. Mercator has notified its insurance carrier of this matter, but has not yet received any coverage position from them. The ultimate legal and financial liability of the Company in respect to this claim cannot be estimated with any certainty. There can be no guarantee as to the ultimate outcome of this proceeding or whether the ultimate outcome, after considering liabilities already accrued in the Company's June 30, 2002 consolidated balance sheet, may have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

     In addition, the Company and a third party are currently disputing the break-up fee provisions with respect to a proposed investment in the Company.

     As of June 30, 2002 the Company has accrued approximately $4.4 million, after considering any insurance recoveries, for the aggregate amount of the contingencies described above.

(10)  SEGMENT INFORMATION

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

                            MERCATOR SOFTWARE, INC.

                                  (unaudited)

                                                                        Three Months Ended                Six Months Ended
                                                                             June 30,                         June 30,
                                                                    -------------------------        ------------------------
                                                                       2002            2001            2002            2001
                                                                    --------         --------        --------        --------
                                                                                          (In thousands)
Revenue:
   Americas ....................................................    $ 16,215         $  20,078       $ 32,348       $  36,567
   EMEA ........................................................       8,450             8,465         17,925          19,898
   APAC ........................................................       2,301             1,188          4,105           2,006
                                                                    --------         ---------       --------       ---------
     Total                                                          $ 26,966         $  29,731       $ 54,378       $  58,471
                                                                    ========         =========       ========       =========

Operating loss before stock option re-pricing benefit, amortization of goodwill and intangibles, and restructuring charges:

   Americas (including Corporate) ..............................    $ (3,565)        $  (6,249)      $ (7,873)      $ (16,285)
   EMEA ........................................................      (2,678)           (3,663)        (4,073)         (5,015)
   APAC ........................................................         882               (47)           919            (574)
                                                                    --------         ---------       --------       ---------
             Total .............................................      (5,361)           (9,959)       (11,027)        (21,874)
Stock option re-pricing benefit ................................         156                --          1,067              --
Amortization of goodwill .......................................          --            (5,627)            --         (11,253)
Amortization of intangibles ....................................      (1,162)           (1,318)        (2,428)         (2,636)
Restructuring charges ..........................................      (1,308)           (5,318)        (1,063)         (5,318)
Other income (expense), net ....................................         (75)              114           (142)            152
Provision for income taxes .....................................        (524)             (555)          (794)         (2,422)
                                                                    --------         ---------       --------       ---------
Net loss .......................................................    $ (8,274)        $ (22,663)      $(14,387)      $ (43,351)
                                                                    ========         =========       ========       =========
Capital expenditures:
   Americas (including Corporate) ..............................    $  1,007         $    344        $  1,282       $   1,322
   EMEA ........................................................    $    113         $    246        $    214       $     915
   APAC ........................................................    $      5         $    432        $      9       $     660

Depreciation expense:
   Americas (including Corporate) ..............................    $    855         $    956        $  1,757       $   1,846
   EMEA ........................................................    $    223         $    237        $    429       $     542
   APAC ........................................................    $     44         $     51        $     87       $      72

                                                                                                           As of June 30,
                                                                                                     ------------------------
                                                                                                       2002            2001
                                                                                                     --------        --------
Total assets:                                                                                            (In thousands)
   Americas (including Corporate) .................................................................  $ 85,727       $  88,960
   EMEA ...........................................................................................  $ 23,683       $  31,301
   APAC ...........................................................................................  $  4,957       $   2,998

     Revenues primarily relate to sales of the Mercator product line and are recorded in the country in which the sales office is located. The Company had no sales to any one customer in excess of 10% of total net revenues for the quarters ended June 30, 2002 and 2001.

(11) SUBSEQUENT EVENTS

     On July 12, 2002, the Company announced a restructuring of operations to provide greater focus on partnerships and industry integration solutions for targeted vertical markets. As part of this restructuring, the Company announced that it would reduce its workforce by approximately 15%, or 90 employees, by December 31, 2002. As such, the Company expects to record a restructuring charge of approximately $1.7 million in the three months ending September 30, 2002.

     On July 31, 2002, eligible employees purchased 637,810 shares of the Company's Common Stock under the ESPP. These shares were acquired through payroll deductions at $1.19 per share, which represented 85% of the fair market value of those shares at July 31, 2002.

                            MERCATOR SOFTWARE, INC.

                                  (unaudited)


     Subsequent to June 30, 2002 and through August 9, 2002, the Company granted options to employees to purchase an aggregate of 433,500 shares of the Company's Common Stock under the EIP. The exercise prices of such options were equal to fair market value at the date of grant.

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

     Our products can be used by information technology professionals, as well as value added resellers, independent software vendors, systems integrator partners or other third party technology partners who resell, embed or otherwise bundle our products with their products. License fee revenues are derived from direct licensing of software products through our direct sales force and strategic partners, which include systems integrators and technology partners. Sales through strategic partners accounted for 33% of license revenues for the three months ended June 30, 2002 and 2001, and 27% and 26% of license revenues for the six months ended June 30, 2002 and 2001, respectively. International revenues accounted for 40% and 32% of total revenues for the three months ended June 30, 2002 and 2001, respectively, and 41% and 37% of total revenues for the six months ended June 30, 2002 and 2001, respectively.

     The size of orders has typically ranged from $50,000 to over $3.0 million per order. The loss or delay of large individual orders, therefore, can have a significant impact on revenue and other quarterly results. In addition, due to the buying habits of our customers, we generally recognize a substantial portion of our quarterly software licensing revenues in the last month of each quarter, and, as a result, revenue for any particular quarter may be difficult to predict in advance. Because operating expenses are relatively fixed, a delay in the recognition of revenue from even a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by increased revenue, operating results would be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and period-to-period comparisons of results of operations may not necessarily be meaningful and should not be relied upon as indications of future performance.

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

     Valuation of Goodwill and Long-Lived Assets. Under the provisions of SFAS No. 142, which we adopted effective January 1, 2002, goodwill is no longer amortized, but instead it is tested for impairment at least annually. In connection with

SFAS No. 142's transitional goodwill impairment evaluation, companies are required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, companies must identify their reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Companies have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the second step of the transitional impairment test must be performed. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, companies must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations. The Company completed the transitional impairment test for its goodwill in the second quarter of 2002 and determined that its goodwill was not impaired and therefore did not require the recognition of any transitional impairment losses. At June 30, 2002, we had goodwill on our consolidated balance sheet, net of accumulated amortization, totaling $44.0 million. Should we experience reductions in revenues and cash flows because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of goodwill and would be required to record a charge for impairment.

     Under the provisions of SFAS No. 144, which we adopted effective January 1, 2002, we review long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that an intangible or long-lived asset should be evaluated for possible impairment, an estimate of the related asset's undiscounted future cash flows over the remaining life of the asset will be made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. At June 30, 2002, we had long-lived assets consisting of furniture, fixtures and equipment and intangibles on our consolidated balance sheet net of accumulated amortization and depreciation, totaling $16.6 million. Should we experience reductions in revenues and cash flows because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record an impairment charge at that time.

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

   Legal Contingencies. Our policy is to accrue for an estimated loss from a legal contingency if both of the following conditions are met: (1) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred or an asset had been impaired at the date of the financial statements; and (2) the amount of loss can be reasonably estimated. When there is no best point estimate of the loss and only a range of loss is available, we accrue to the low end of the range. We have certain significant legal and other contingencies as well as other litigation of a nature considered normal to our business which are pending against us. As of June 30, 2002, we have accrued approximately $4.4 million after considering any insurance recoveries for the aggregate amount of such contingencies. Should our actual payments resulting from the resolution of these contingencies differ from amounts accrued, we could incur additional expense in future periods. (See Note 9 of Notes to Consolidated Condensed Financial Statements.)

   Restructuring Reserves. As mentioned in Note 4 of our Consolidated Condensed Financial Statements, we incurred restructuring charges during fiscal 2001. Additionally, during the second quarter of 2002, it was also determined that we would incur additional restructuring charges of approximately $1.4 million relating to certain leased space as a result of revised estimates regarding the timing of future possible sublease activities. At June 30, 2002, the restructuring liabilities that remain total $5.0 million on our consolidated balance sheets, all of which is for estimated future payments for rent in excess of anticipated sublease income. Certain assumptions went into this estimate including sublease income expected to be derived from these facilities. Should we negotiate more favorable subleases or reach a settlement with our landlords to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease costs, in excess of sublease income, if any, related to these facilities exceed our estimates, we could incur additional expense in future periods.

     As mentioned in Note 11 of our Consolidated Condensed Financial Statements, in July 2002, the Company announced a restructuring of operations to provide greater focus on partnerships and industry integration solutions for targeted vertical markets. As part of this restructuring, the Company announced that it would reduce its workforce by approximately 15%, or 90 employees, by December 31, 2002. As such, the Company expects to record a restructuring charge of approximately $1.7 million in the three months ending September 30, 2002.

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

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:


                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                         --------------------------------   --------------------------------
                                                             2002              2001             2002              2001
                                                         --------------    --------------   --------------    --------------
  Revenues:
       Software licensing ...........................        40.4%             43.8%            37.6%             42.0%
       Services .....................................        25.6              27.5             27.3              29.8
       Maintenance ..................................        34.0              28.7             35.1              28.2
                                                         --------------    --------------   --------------    --------------
           Total revenues ...........................       100.0             100.0            100.0             100.0
                                                         --------------    --------------   --------------    --------------

  Cost of revenues:
       Software licensing ...........................         0.6               1.2              0.5               1.0
       Services .....................................        22.5              23.8             25.2              25.8
       Maintenance ..................................         7.4               6.2              7.4               6.2
       Stock option re-pricing (benefit) ............        (0.2)               --             (0.6)               --
       Amortization of intangibles ..................         3.5               3.3              3.6               3.3
                                                         --------------    --------------   --------------    --------------
           Total cost of revenues ...................        33.8              34.5             36.1              36.3
                                                         --------------    --------------   --------------    --------------
  Gross profit ......................................        66.2              65.5             63.9              63.7
                                                         --------------    --------------   --------------    --------------

  Operating expenses:
       Product development ..........................        19.4              17.9             17.9              18.1
       Selling and marketing ........................        44.1              57.6             43.9              58.1
       General and administrative ...................        25.9              26.7             25.4              28.3
       Stock option re-pricing (benefit) ............        (0.4)               --             (1.4)               --
       Amortization of goodwill .....................          --              18.9               --              19.2
       Amortization of intangibles ..................         0.7               1.2              0.9               1.2
       Restructuring charges ........................         4.9              17.9              1.9               9.1
                                                         --------------    --------------   --------------    --------------
           Total operating expenses .................        94.6             140.2             88.6             134.0
                                                         --------------    --------------   --------------    --------------

  Operating loss ....................................       (28.4)            (74.7)           (24.7)            (70.3)
  Other income (expense), net .......................        (0.3)              0.4             (0.3)              0.3
                                                         --------------    --------------   --------------    --------------
  Loss before income taxes ..........................       (28.7)            (74.3)           (25.0)            (70.0)
  Provision for income taxes ........................         2.0               1.9              1.5               4.1
                                                         --------------    --------------   --------------    --------------
  Net loss ..........................................       (30.7)%           (76.2)%          (26.5)%           (74.1)%
                                                         ==============    ==============   ==============    ==============


  Gross profit exclusive of stock option re-pricing (benefit) and amortization of intangibles:

       Software licensing ...........................        98.6%             97.2%            98.6%             97.6%
       Services .....................................        12.1%             13.5%             7.7%             13.8%
       Maintenance ..................................        78.3%             78.3%            79.0%             77.9%
           Total ....................................        69.6%             68.8%            66.9%             67.0%

The Quarter Ended June 30, 2002 Compared with The Quarter Ended June 30, 2001

     During the second quarter of 2002 we incurred a net (loss) of ($8.3) million compared to a net (loss) of ($22.7) million in the second quarter of 2001. Effective January 1, 2002, the Company adopted SFAS No. 142 and discontinued amortization of goodwill. On a comparable basis, the net (loss) as adjusted to exclude goodwill amortization for the three-month periods ended June 30, 2002 and 2001 are as follows:


                                                                 Three Months Ended
                                                                      June 30,
                                                      ------------------------------------------
                                                             2002                   2001
                                                      -------------------    -------------------
                                                                   (In thousands)
           Reported net (loss) ....................      $    (8,274)           $   (22,663)
           Adjustment for goodwill amortization ...               --                  5,627
                                                         ------------           ------------
           Net (loss), as adjusted ................      $    (8,274)           $   (17,036)
                                                         ============           ============

     Our second quarter 2002 operating (loss) excluding non-cash stock option re-pricing benefits, amortization of intangibles, and restructuring charges was ($5.4) million versus ($10.0) million in the second quarter of 2001. Gross profit excluding non-cash stock option re-pricing benefits and amortization of intangibles decreased from $20.4 million in the second quarter of 2001 to $18.8 million in the second quarter of 2002. Product development expenses decreased by $0.1 million, selling and marketing expenses decreased by $5.3 million and general and administrative expenses decreased by $0.9 million from the second quarter of 2001 to 2002.

Revenues

     Total Revenues. Our revenues are derived principally from three sources:
(i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. Total revenues decreased 9% from $29.7 million for the three months ended June 30, 2001 to $27.0 million for the three months ended June 30, 2002. This decrease resulted from decreased license and services revenues partially offset by increased revenues for maintenance.

     Software Licensing. Total software licensing revenues decreased 16% from $13.0 million for the three months ended June 30, 2001 to $10.9 million for the three months ended June 30, 2002 as a result of continued weak economic conditions, delayed purchasing decisions by customers, and phased purchasing by customers choosing to buy software in strategic increments rather than large one-time purchases. From the second quarter of 2001 to 2002 we noted a 17% increase in the number of license contracts exceeding $100,000, offset by a 25% decrease in the average size of such contracts. Americas' software licensing revenues decreased 26% from $9.9 million to $7.3 million, EMEA software licensing revenues decreased 13% from $2.5 million to $2.1 million and APAC software licensing revenues increased 109% from $0.7 million to $1.4 million.

     Services. Total services revenues decreased 16% from $8.2 million for the three months ended June 30, 2001 to $6.9 million for the three months ended June 30, 2002 due to a decrease in Americas services revenues primarily as a result of the economic slowdown causing decreases in billable hours, average billing rates, and reduced training revenues. We believe that these decreases are related to earlier declines in license revenues beginning in January 2002. Lower license revenues generally translate into reduced service opportunities. Americas' services revenues decreased 31% from $4.7 million to $3.3 million, EMEA services revenue increased 1% from $3.2 million to $3.3 million and APAC services revenue increased 70% from $0.2 million to $0.4 million. As discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements, as a result of our adoption of EITF Issue No. 01-14 effective January 1, 2002, approximately $0.5 million and $0.6 million of out-of-pocket reimbursements are included as services revenues for the three months ended June 30, 2002 and June 30, 2001, respectively.

     Maintenance. Total maintenance revenues increased 7% from $8.5 million for the three months ended June 30, 2001 to $9.2 million for the three months ended June 30, 2002 primarily due to growth in the worldwide customer base, partially offset by a decline in renewal rates of annual maintenance contracts as customers reduce their technology spend. Lower license revenues produce both lower initial and renewal maintenance revenues to be recognized in future periods. Americas' maintenance revenues increased 2% from $5.5 million to $5.6 million, EMEA maintenance revenues increased 11% from $2.7 million to $3.0 million and APAC maintenance revenues increased 77% from $0.3 million to $0.5 million.

Cost of Revenues

     Total Cost of Revenues. Cost of software licensing revenues consists primarily of CD-ROMs, manuals, distribution costs and the royalty costs of third-party software that we resell. Cost of services consists primarily of personnel-related and travel costs in providing consulting and training to customers, and occupancy costs. Cost of maintenance revenues consists primarily of personnel-related and occupancy costs in providing maintenance and technical support to customers. The non-cash stock option re-pricing benefit relates to the November 2000 re-pricing of certain options previously granted to certain service and maintenance personnel as described below. The intangibles amortization expense relates to certain purchased intangible technology assets in connection with the Braid acquisition in 1999 as described below. Total costs of revenues decreased 11% from $10.3 million for the three months ended June 30, 2001 to $9.1 million for the three months ended June 30, 2002 primarily due to the redeployment of idle services personnel to assist in sales activities and product development projects in the Americas, partially offset by an increase in EMEA compensation costs as a result of expansion into new markets.

     Gross margin on software licensing revenues is higher than gross margins on services and maintenance revenues reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing consulting and training services, maintenance and technical support. Cost of services also varies based upon the mix of consulting and training services. Total gross margins remained essentially flat at 66% for the three months ended June 30, 2002 and 2001. Total gross margins, excluding the impact of the non-cash stock option re-pricing benefit and intangibles amortization, were $18.8 million (70%) for the three months ended June 30, 2002 compared to $20.4 million (69%) for the three months ended June 30, 2001.

     Cost of Software Licensing. Total software licensing costs decreased 58% from $0.4 million for the three months ended June 30, 2001 to $0.2 million for the three months ended June 30, 2002 due to the decrease in software licensing revenues and related royalty expenses. Software licensing gross margin increased from 97% to 99% for the three months ended June 30, 2001 and 2002, respectively.

     Cost of Services exclusive of Non-Cash Stock Option Re-Pricing Benefits. Total services costs decreased 14% from $7.1 million for the three months ended June 30, 2001 to $6.1 million for the three months ended June 30, 2002 as a result of decreases in compensation and travel costs in Americas due to headcount reductions and the redeployment of idle services personnel to assist in product development projects, partially offset by increases in EMEA compensation costs as a result of the expansion of staff to service new markets in the latter half of 2001 and beginning of 2002. Total services gross margin decreased from 14% for the three months ended June 30, 2001 to 12% for the three months ended June 30, 2002 as a result of the 16% decrease in services revenues in conjunction with an increase in EMEA services costs, partially offset by decreases in Americas' services costs. Americas' services costs decreased 40% from $4.4 million for the three months ended June 30, 2001 to $2.7 million for the three months ended June 30, 2002, resulting in an increase in services gross margin from 6% for the three months ended June 30, 2001 to 18% for the three months ended June 30, 2002. EMEA services costs increased 32% from $2.4 million for the three months ended June 30, 2001 to $3.1 million for the three months ended June 30, 2002. EMEA services gross margin decreased from 28% for the three months ended June 30, 2001 to 5% for the three months ended June 30, 2002. APAC services costs remained constant at $0.3 million for the three months ended June 30, 2002 and 2001.

     Cost of Maintenance exclusive of Non-Cash Stock Option Re-Pricing Benefits. Total maintenance costs increased marginally by $0.1 million from $1.9 million for the three months ended June 30, 2001 to $2.0 million for the three months ended June 30, 2002. Total maintenance gross margin remained constant at 78% for the three months ended June 30, 2002 and 2001. Americas' maintenance costs increased 17% from $1.1 million for the three months ended June 30, 2001 to $1.3 million for the three months ended June 30, 2002 due to severance costs in 2002. America's maintenance gross margins decreased from 80% for the three months ended June 30, 2001 to 77% for the three months ended June 30, 2002. EMEA maintenance costs decreased 4% from $0.7 million for the three months ended June 30, 2001 to $0.6 million for the three months ended June 30, 2002, and maintenance gross margins increased from 76% for the three months ended June 30, 2001 to 79% for the three months ended June 30, 2002. APAC maintenance costs remained constant at $0.1 million for the three months ended June 30, 2002 and 2001.

     Stock Option Re-Pricing Benefit. In November 2000, our Board of Directors approved the exchange of 615,465 options granted in September 2000 for an equal amount of options (the replacement options) priced at the then current market price of $5.06 per share. As this was a reduction in the exercise prices of fixed stock option awards, the replacement options are subject to variable accounting from the date of modification to the date on which the awards are exercised, forfeited, or expire unexercised in accordance with FASB Interpretation No. ("FIN") 44 "Accounting for Certain Transactions Involving Stock Compensation" and FIN 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". At June 30, 2002, 306,942 re-priced options were outstanding. We recorded a small variable non-cash compensation benefit for the three months ended June 30, 2002 for such re-priced options granted to personnel generating services and maintenance revenues. We also recorded a variable non-cash compensation benefit of $0.1 million for the three months ended June 30, 2002 for the re-priced options related to operating personnel (see below). There was no stock option re-pricing charge or benefit for the three months ended June 30, 2001.

     Amortization of Intangibles. Amortization of intangible assets remained constant at $1.0 million for the three months ended June 30, 2002 and 2001. The expense is related to the Braid business combination completed in 1999, which was accounted for using the purchase method of accounting. We had net purchased technology intangibles of $6.4 million and $10.3 million at June 30, 2002 and 2001, respectively.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold", amortization relating to capitalized software costs has been charged to cost of revenues, and amortization relating to other intangible assets is being classified as a component of operating expenses.

Operating Expenses

     Total Operating Expenses. Total operating expenses decreased 39% from $41.7 million for the three months ended June 30, 2001 to $25.5 million for the three months ended June 30, 2002. This decrease is attributable to (i) a $5.6 million decrease in goodwill amortization due to our adoption of SFAS No. 142 effective January 1, 2002, which requires us to discontinue amortization of goodwill;
(ii) a net $5.2 million decrease in sales and marketing expenses primarily representing reductions in staff and related expenses in the Americas and EMEA initiated as part of our fiscal year 2001 restructuring activities; (iii) a decrease in restructuring charges as we recorded a charge of $5.3 million for both personnel and leased space reductions in the three months ended June 30, 2001 as compared to a charge of $1.4 million for unoccupied leased space offset by a $0.1 million severance reversal in the three months ended June 30, 2002 (See Note 4 of Notes to Consolidated Condensed Financial Statements); and
(iv) a net $0.9 million reduction in general and administrative expenses.

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

     Product development expenses decreased slightly from $5.3 million for the three months ended June 30, 2001 to $5.2 million for the three months ended June 30, 2002. A 7% decrease due to a reduction in the use of subcontractors, and decreases in various other expense categories was mostly offset by increased compensation costs relating to the redeployment of certain idle services personnel to work on various product development projects. We believe that a significant level of research and development expenditures is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to research and development. To date, all research and development expenditures have been expensed as incurred.

     Selling and Marketing exclusive of Non-Cash Stock Option Re-Pricing Benefits. Selling and marketing expenses consist of third party marketing agreement commissions, sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product literature, and allocated facilities and communications costs.

     Selling and marketing expenses decreased 31% from $17.1 million for the three months ended June 30, 2001 to $11.9 million for the three months ended June 30, 2002 primarily due to sales staff reductions in the Americas and EMEA from June 30, 2001 to June 30, 2002. These reductions are the result of a shift in our sales strategy from increasing the number of sales personnel to relying more heavily on systems integrators and technology partners who resell, embed or bundle our software and industry integration solutions. This decrease is partially offset by increases in APAC selling and marketing expenses due to market expansion activities. Americas' selling and marketing expenses decreased 22% from $9.9 million for the three months ended June 30, 2001 to $7.7 million for the three months ended June 30, 2002 due to sales staff reductions resulting in a $0.8 million decrease in compensation costs and related reductions in occupancy, travel and training costs of $1.1 million, a decrease of $0.7 million in marketing events due to expense management, partially offset by an increase of $0.5 million in third party sales commissions. EMEA selling and marketing expenses decreased 48% from $6.9 million for the three months ended June 30, 2001 to $3.6 million for the three months ended June 30, 2002 due to sales staff reductions resulting in decreases in compensation of $2.0 million and related reductions in occupancy, travel and training. APAC selling and marketing expenses increased 80% from $0.3 million for the three months ended June 30, 2001 to $0.6 million for the three months ended June 30, 2002 primarily due to market expansion activities.

     General and Administrative exclusive of Non-Cash Stock Option Re-Pricing Benefits. General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for our administrative, executive, and finance personnel as well as outside legal, consulting, tax services and audit fees.

     General and administrative expenses decreased 12% from $7.9 million for the three months ended June 30, 2001 to $7.0 million for the three months ended
June 30, 2002 primarily due to improved expense management. Americas' general and administrative expenses decreased 39% from $6.8 million for the three months ended June 30, 2001 to $4.1 million for the three months ended June 30, 2002 primarily due to lower consulting fees of $0.8 million, lower legal and recruiting expenses, and lower personnel costs as a result of second and third quarter 2001 restructuring activities. EMEA general and administrative expenses increased by $1.7 million from $0.7 million for the three months ended June 30, 2001 to $2.4 million for the three months ended June 30, 2002 due primarily to the expansion of EMEA's management and infrastructure to support the sales offices. APAC general and administrative expenses were unchanged at $0.4 million for both the three months ended June 30, 2002 and 2001, respectively.

     Amortization of Goodwill and Intangibles. Amortization of intangible assets and goodwill decreased by $5.8 million from $6.0 million for the three months ended June 30, 2001 to $0.2 million for the three months ended June 30, 2002. As noted above, this decrease over prior year quarter is primarily due to our adoption of SFAS No. 142 effective January 1, 2002, which requires us to discontinue goodwill amortization.

     Stock Option Re-Pricing Benefit. As discussed above, we recorded a variable non-cash compensation benefit of $0.1 million during the second quarter of 2002 related to the re-pricing of certain fixed stock option awards previously granted to certain product development, sales and marketing and general and administrative employees in November of 2000. There was no stock option re-pricing charge or benefit in the second quarter of 2001.

     Restructuring Charges. The restructuring charge of $1.3 million for the three months ended June 30, 2002 consists of a $1.4 million increase in our Americas restructuring accrual for unoccupied lease space based on revised estimates for the commencement of future possible sublease activities, offset by a $0.1 million reversal of Americas restructuring reserve accruals for severance recorded in 2001. At June 30, 2002, $3.5 million of the unpaid restructuring liability was included in accrued expenses and other current liabilities and $1.5 million was included in other long-term liabilities. There was a $5.3 million restructuring charge in the second quarter of 2001 consisting of a $2.4 million charge for severance and a $2.9 million charge for unoccupied lease space. (See Note 4 of Notes to Consolidated Condensed Financial Statements.)

Other Income (Expense), Net

     Net other income (expense) represents interest income earned on cash and marketable securities balances and term license contracts, offset by borrowing costs related to certain contractual obligations.

     Net other income (expense) was ($0.1) million for the three months ended June 30, 2002 as compared to income of $0.1 million for the three months ended June 30, 2001 primarily due to fees incurred in connection with our credit facility with Silicon Valley Bank ("SVB").

Income Taxes

     The provision for income taxes was $0.5 million for the three months ended June 30, 2002 as compared to $0.6 million for the three months ended June 30, 2001. The provision for income taxes is based on the anticipated effective tax rates and taxable income for the full year taking into account each jurisdiction in which we operate. During the second quarter of 2001 we determined that taxable income for the full year of 2001 was unlikely to be sufficient to support the full value of the federal deferred tax asset. Consequently, our tax provision includes a full valuation reserve for that asset.


The Six Months Ended June 30, 2002 Compared with The Six Months Ended June 30, 2001

     During the six months ended June 30, 2002 we incurred a net (loss) of ($14.4) million compared to a net (loss) of ($43.4) million during the six months ended June 30, 2001. Effective January 1, 2002, the Company adopted SFAS No. 142 and discontinued amortization of goodwill. On a comparable basis, the net (loss) as adjusted to exclude goodwill amortization for the six-month periods ended June 30, 2002 and 2001 are as follows:


                                                                       Six Months Ended
                                                                           June 30,
                                                            -----------------------------------------
                                                                  2002                   2001
                                                            -------------------    ------------------
                                                                        (In thousands)

         Reported net (loss) ............................          $   (14,387)          $   (43,351)
         Adjustment for goodwill amortization ...........                   --                11,253
                                                            -------------------   -------------------
         Net (loss), as adjusted ........................          $   (14,387)          $   (32,098)
                                                            ===================   ===================


     For the six months ended June 30, 2002, our operating (loss) excluding non-cash stock option re-pricing benefits, amortization of intangibles, and restructuring charges was ($11.0) million versus ($21.9) million for the six months ended June 30, 2001. Gross profit excluding non-cash stock option re-pricing benefits and amortization of intangibles decreased from $39.2 million for the six months ended June 30, 2001 to $36.4 million for the six months ended June 30, 2002. Product development expenses decreased by $0.8 million, selling and marketing expenses decreased by $10.1 million and general and administrative expenses decreased by $2.7 million from the first half of 2001 to the first half of 2002.

Revenues

     Total Revenues. Total revenues decreased 7% from $58.5 million for the six months ended June 30, 2001 to $54.4 million for the six months ended June 30, 2002. This decrease resulted from decreased license and services revenues partially offset by increased revenues for maintenance.

     Software Licensing. Total software licensing revenues decreased 17% from $24.5 million for the six months ended June 30, 2001 to $20.4 million for the six months ended June 30, 2002 as a result of continued weak economic conditions, delayed purchasing decisions by customers, and phased purchasing by customers choosing to buy software in strategic increments rather than large one-time purchases. From the first half of 2001 to 2002 we noted a 10% increase in the number of license contracts exceeding $100,000, offset by a 17% decrease in the average size of such contracts. Americas' software licensing revenues decreased 25% from $16.5 million to $12.3 million, EMEA software licensing revenues decreased 21% from $7.1 million to $5.6 million and APAC software licensing revenues increased by $1.6 million from $0.9 million to $2.5 million.

     Services. Total services revenues decreased 15% from $17.5 million for the six months ended June 30, 2001 to $14.9 million for the six months ended June 30, 2002 due to decreases in Americas and EMEA services revenues primarily as a result of the economic slowdown causing decreases in both billable hours and reduced training revenues. We believe that these decreases are related to earlier declines in license revenues beginning in January 2002. Lower license revenues generally translate into reduced service opportunities. Americas' services revenues decreased 16% from $9.5 million to $8.0 million, EMEA services revenue decreased 16% from $7.4 million to $6.2 million and APAC services revenue increased $0.1 million from $0.5 million to $0.6 million. As discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements, as a result of our adoption of EITF Issue No. 01-14 effective January 1, 2002, approximately $0.9 million and $1.2 million of out-of-pocket reimbursements are included as services revenues for the six months ended June 30, 2002 and June 30, 2001, respectively.

     Maintenance. Total maintenance revenues increased 16% from $16.5 million for the six months ended June 30, 2001 to $19.1 million for the six months ended June 30, 2002 primarily due to growth in the worldwide customer base, partially offset by a decline in renewal rates of annual maintenance contracts as customers reduce their technology spend. Lower license revenues produce both lower initial and renewal maintenance revenues to be recognized in future periods. Americas' maintenance revenues increased 14% from $10.6 million to $12.0 million, EMEA maintenance revenues increased 14% from $5.3 million to $6.1 million and APAC maintenance revenues increased 67% from $0.6 million to $0.9 million.

Cost of Revenues

     Total Cost of Revenues. Total costs of revenues decreased 8% from $21.2 million for the six months ended June 30, 2001 to $19.6 million for the six months ended June 30, 2002 due to decreased costs associated with lower license revenues, reductions in services personnel and consulting, and a non-cash stock option re-pricing benefit, partially offset by increases in the costs associated with higher maintenance revenues.

     Total gross margins remained constant at 64% for the six months ended June 30, 2002 and 2001. Total gross margins, excluding the impact of the non-cash stock option re-pricing benefit and intangibles amortization, were $36.4 million (67%) for the six months ended June 30, 2002 compared to $39.2 million (67%) in 2001.

     Cost of Software Licensing. Total software licensing costs decreased 54% from $0.6 million for the six months ended June 30, 2001 to $0.3 million for the six months ended June 30, 2002 due to the decrease in software licensing revenues and related royalty expenses. Software licensing gross margin increased slightly from 98% to 99% for the six months ended June 30, 2001 and 2002, respectively.

     Cost of Services exclusive of Non-Cash Stock Option Re-Pricing Benefits. Total services costs decreased 9% from $15.1 million for the six months ended June 30, 2001 to $13.7 million for the six months ended June 30, 2002 as a result of decreases in compensation and travel costs in Americas due to headcount reductions and the redeployment of idle services personnel to assist in product development projects, partially offset by increases in EMEA compensation costs. Total services gross margin decreased from 14% for the six months ended June 30, 2001 to 8% for the six months ended June 30, 2002 as a result of the 15% decrease in services revenues in conjunction with an increase in EMEA services costs, partially offset by decreases in Americas' services costs. Americas' services costs decreased 19% from $9.1 million for the six months ended June 30, 2001 to $7.3 million for the six months ended June 30, 2002. Americas' services gross margin increased slightly from 5% for the six months ended June 30, 2001 to 8% for the six months ended June 30, 2002. EMEA services costs increased 9% from $5.3 million for the six months ended June 30, 2001 to $5.8 million for the six months ended June 30, 2002 as a result of the expansion of staff to service new markets in the latter half of 2001 and beginning of 2002. EMEA services gross margin decreased from 29% for the six months ended June 30, 2001 to 7% for the six months ended June 30, 2002 as a result of the decrease in services revenues and increase in services costs. APAC services costs decreased 13% from $0.7 million for the six months ended June 30, 2001 to $0.6 million for the six months ended June 30, 2002.

     Cost of Maintenance exclusive of Non-Cash Stock Option Re-Pricing Benefits. Total maintenance costs increased 10% from $3.6 million for the six months ended June 30, 2001 to $4.0 million for the six months ended June 30, 2002 to support the increase in the worldwide customer base. Total maintenance gross margin increased from 78% for the six months ended June 30, 2001 to 79% for the six months ended June 30, 2002. Americas' maintenance costs increased 15% from $2.2 million for the six months ended June 30, 2001 to $2.5 million for the six months ended June 30, 2002. America's maintenance gross margins decreased slightly from 80% for the six months ended June 30, 2001 to 79% for the six months ended June 30, 2002. EMEA maintenance costs remained unchanged at $1.3 million for the six months ended June 30, 2001 and 2002, and maintenance gross margins increased from 75% for the six months ended June 30, 2001 to 78% for the six months ended June 30, 2002. APAC maintenance costs remained constant at $0.2 million for the six months ended June 30, 2002 and 2001 with maintenance gross margins increasing from 73% for the six months ended June 30, 2001 to 78% for the six months ended June 30, 2002.

     Stock Option Re-Pricing Benefit. We recorded a $0.3 million variable non-cash compensation benefit for the six months ended June 30, 2002 for re-priced options granted to personnel generating services and maintenance revenues. We also recorded a variable non-cash compensation benefit of $0.7 million for the six months ended June 30, 2002 for the re-priced options related to operating personnel (see below). There was no stock option re-pricing charge or benefit for the six months ended June 30, 2001.

     Amortization of Intangibles. Amortization of intangible assets remained constant at $1.9 million for the six months ended June 30, 2002 and 2001.

Operating Expenses

     Total Operating Expenses. Total operating expenses decreased 38% from $78.3 million for the six months ended June 30, 2001 to $48.2 million for the six months ended June 30, 2002. This decrease is attributable to (i) an $11.3 million decrease in goodwill amortization due to our adoption of SFAS No. 142 effective January 1, 2002, which requires us to discontinue amortization of goodwill; (ii) a net $10.1 million decrease in sales and marketing expenses primarily representing reductions in staff and related expenses in the Americas and EMEA initiated as part of our fiscal year 2001 restructuring activities;
(iii) a decrease in restructuring charges as we recorded a charge of $5.3 million for both personnel and leased space reductions in the six months ended June 30, 2001, as compared to a net charge of $1.1 million for the six months ended June 30, 2002 which is comprised of certain additional unoccupied leased space accruals, partially offset by reversals of severance and certain other leased space accruals recorded in 2001 (See Note 4 of Notes to Consolidated Condensed Financial Statements); and (iv) a net $2.7 million reduction in general and administrative expenses.

     Product Development exclusive of Non-Cash Stock Option Re-Pricing Benefits. Product development expenses decreased 8% from $10.6 million for the six months ended June 30, 2001 to $9.7 million for the six months ended June 30, 2002 due to reductions in the use of subcontractors and decreased occupancy costs, partially offset by increased compensation costs relating to the redeployment of certain idle services personnel to work on various product development projects.

     Selling and Marketing exclusive of Non-Cash Stock Option Re-Pricing Benefits. Selling and marketing expenses decreased 30% from $34.0 million for the six months ended June 30, 2001 to $23.8 million for the six months ended June 30, 2002. This was primarily due to sales staff reductions in the Americas and EMEA from June 30, 2001 to June 30, 2002, as a result of the shift in our sales strategy from increasing the number of sales personnel to relying more heavily on systems integrators and technology partners who resell, embed or bundle our software and industry integration solutions. This decrease is partially offset by an increase in APAC selling and marketing expenses due to geographical market expansion activities. Americas' selling and marketing expenses decreased 31% from $20.3 million for the six months ended June 30, 2001 to $14.0 million for the six months ended June 30, 2002 due to sales staff reductions resulting in a $2.8 million decrease in compensation costs and related reductions in occupancy, travel, training and recruiting costs of $2.6 million, a decrease of $0.7 million in marketing events due to expense management, partially offset by an increase of $0.5 million in third party sales commissions. EMEA selling and marketing expenses decreased 35% from $12.9 million for the six months ended June 30, 2001 to $8.4 million for the six months ended June 30, 2002 due to sales staff reductions resulting in decreases in a number of categories, including compensation and related occupancy, travel, and recruiting costs. APAC selling and marketing expenses increased 80% from $0.8 million for the six months ended June 30, 2001 to $1.4 million for the six months ended June 30, 2002 primarily due to market expansion activities.

     General and Administrative exclusive of Non-Cash Stock Option Re-Pricing Benefits. General and administrative expenses decreased 16% from $16.5 million for the six months ended June 30, 2001 to $13.8 million for the six months ended June 30, 2002 primarily due to improved expense management. Americas' general and administrative expenses decreased 32% from $13.4 million for the six months ended June 30, 2001 to $9.2 million for the six months ended June 30, 2002 primarily due to lower personnel costs of $1.1 million as a result of second and third quarter 2001 restructuring activities, reductions in consulting fees of $1.5 million due to expense management actions, and lower recruiting costs as the new management team was in place as of January 1, 2002. EMEA general and administrative expenses increased 73% from $2.2 million for the six months ended June 30, 2001 to $3.8 million for the six months ended June 30, 2002 primarily due to the expansion of EMEA's management and infrastructure to support the sales offices. APAC general and administrative expenses decreased slightly from $0.9 million for the six months ended June 30, 2001 to $0.8 million for the six months ended June 30, 2002.

     Amortization of Goodwill and Intangibles. Amortization of intangible assets and goodwill decreased by $11.5 million from $12.0 million for the six months ended June 30, 2001 to $0.5 million for the six months ended June 30, 2002. As noted above, this decrease over prior year quarter is primarily due to our adoption of SFAS No. 142 effective January 1, 2002, which requires us to discontinue goodwill amortization.

     Stock Option Re-Pricing Benefit. As discussed above, we recorded a variable non-cash compensation benefit of $0.7 million during the first half of 2002 related to the re-pricing of certain fixed stock option awards previously granted to certain product development, sales and marketing and general and administrative employees in November of 2000. There was no stock option re-pricing charge or benefit in the first half of 2001.

     Restructuring Charges. The restructuring charge of $1.1 million for the six months ended June 30, 2002 consists of a $1.4 million increase in our Americas restructuring accrual for unoccupied lease space based on revised estimates for the commencement of future possible sublease activities, offset by a $0.1 million reversal of Americas restructuring reserve accruals related to severance and a $0.2 million reversal of EMEA restructuring reserve accruals related to leased space. There was a $5.3 million restructuring charge in the first half of 2001 consisting of a $2.4 million charge for severance and a $2.9 million charge for unoccupied lease space. (See Note 4 of Notes to Consolidated Condensed Financial Statements.)

Other Income (Expense), Net

     Net other income (expense) was ($0.1) million for the six months ended June 30, 2002 as compared to income of $0.2 million for the six months ended June 30, 2001 primarily due to fees incurred in connection with our credit facility with SVB.

Income Taxes

     The provision for income taxes was $0.8 million for the six months ended June 30, 2002 as compared to $2.4 million for the six months ended June 30, 2001. The provision for income taxes is based on the anticipated effective tax rates and taxable income for the full year taking into account each jurisdiction in which we operate. During the second quarter of 2001 we determined that taxable income for the full year of 2001 was unlikely to be sufficient to support the full value of the federal deferred tax asset. Consequently, our tax provision includes a full valuation reserve for that asset.

Liquidity and Capital Resources

     Our cash and cash equivalents decreased by $0.9 million to $27.3 million at June 30, 2002 from $28.2 at December 31, 2001 primarily due to cash flow used in operations of $4.7 million and purchases of software and computer equipment of $1.5 million, offset by (i) $3.0 million reclassified from restricted non-current assets as a result of an amended credit agreement (See Note 9 of Notes to Consolidated Condensed Financial Statements); (ii) $1.8 million in proceeds from the exercise of employee stock options, warrants and purchases of stock under the ESPP; and (iii) $1.5 million from financing of certain fiscal 2002 annual insurance premiums. As compared with June 30, 2001, our cash and cash equivalents increased $21.2 million from $6.2 million at June 30, 2001 primarily as a result of proceeds realized from the sale of Common Stock through a private placement completed in December of 2001, which resulted in net proceeds of approximately $14.5 million.

  Operating Activities

     Operating activities consumed cash of $4.7 million during the six months ended June 30, 2002 compared to consuming cash of $13.2 million during the six months ended June 30, 2001. We were able to reduce substantially our operating cash burn in 2002 as compared to 2001 through: (i) restructuring activities which began in the second quarter of 2001 that included an approximate 29% reduction in the consolidated workforce and a reorganization of our sales efforts; (ii) expense management efforts; and (iii) continued improvements in accounts receivable collections resulting in a decrease in the number of days sales outstanding in net accounts receivable from 93 days at June 30, 2001 to 69 days at June 30, 2002. However, cash flow used in operations for the three months ended June 30, 2002 increased to $4.0 million from $649,000 in the three months ended March 31, 2002 primarily due to (i) an increase in our quarterly net loss from $6.1 million in the first quarter to $8.3 million in the second quarter; and (ii) a $1.3 million increase in our net accounts receivable at June 30, 2002 as compared to March 31, 2002, as revenues were flat sequentially in 2002 at $27.4 million and $27.0 million for the three months ended March 31, 2002 and June 30, 2002, respectively, as compared to a level of $34.0 million for the three months ended December 31, 2001, and therefore significant benefits from receivables collections in the first quarter of 2002 were non-recurring in the second quarter of 2002. These changes were partially offset by increases in our accrued expenses and other current liabilities.

     Net accounts receivable decreased 29% from $29.0 million at December 31, 2001 to $20.5 million at June 30, 2002 as a result of the decrease in revenues discussed above, as well as improved collections. The number of days sales in net accounts receivable decreased from 75 days at December 31, 2001 to 69 days at June 30, 2002 as we continued to improve our collection efforts. The allowance for doubtful accounts decreased from $3.9 million at December 31, 2001 to $2.2 million at June 30, 2002 due primarily to a $1.9 million dollar write-off against the allowance related to the settlement of a legal matter in the first quarter of 2002.

     Current liabilities increased 3% from $51.0 million at December 31, 2001 to $52.6 million at June 30, 2002. Accounts payable decreased 10% from $7.6 million to $6.9 million due to the timing of payments. Accrued expenses and other current liabilities increased 21% from $21.1 million to $25.4 million due primarily to the financing of certain insurance premiums resulting in current notes payable balances of $1.4 million at June 30, 2002, a $0.9 million increase in legal accruals, and to a lesser extent, increases in accruals relating to rent, software purchases, and third party commissions. These increases were partially offset by a $1.1 million decrease in accrued compensation costs. Current portion of deferred revenue decreased 9% from $22.3 million to $20.3 million due primarily to the recognition of approximately $1.3 million in license revenue, which was deferred at year-end 2001.

     Our short-term operating commitments include operating lease payments over the next twelve months of approximately $7 million, including approximately $2 million for certain office space in Wilton, CT, which we do not occupy. Should we negotiate an early termination of this lease, our quarterly cash flows may be impacted. While the Company is seeking to enter into a sublease agreement relating to this facility, if we are unable to enter into a sublease agreement for this space by June 30, 2003, we may need to record an additional charge for estimated future rent payments required to be made by the Company until such time as the space is sublet.

     As of June 30, 2002, we have accruals of $4.4 million, after considering insurance recoveries, related to costs associated with outstanding legal contingencies. A significant increase in the estimate of the cost of settlement of these contingencies could have a material adverse effect on our consolidated financial position or results of operations. In addition, we may be required to make cash payments, which would decrease our cash and cash equivalents.

     As discussed above, we used cash flow of $4.7 million in our operations in the six months ended June 30, 2002. As a result of our lower than anticipated revenues and our decision to supplement our direct sales force with greater reliance on third parties' sales forces, we determined in July 2002 to reduce our global workforce by approximately 15% (approximately 90 positions) by the end of 2002, primarily in the areas of sales and professional services. The cost savings from these workforce reductions will be partially offset by greater partner referral commissions in connection with our reliance on third party sales forces. We expect to record a charge of approximately $1.7 million in the third quarter of 2002 for severance payments. We anticipate that if a recovery in information technology integration spending does not occur by the end of the fourth quarter of 2002, and we are unable to grow our revenues on a sequential basis, we may continue to utilize cash in our operations, excluding the impact of potential cash payments for the contingencies discussed in Note 9 of the Notes to the Consolidated Condensed Financial Statements.

  Investing Activities

     Investing activities provided cash of $1.4 million during the six months ended June 30, 2002 compared to consuming cash of $1.0 million during the six months ended June 30, 2001. Investing activities for the first half of 2002 included a $1.5 million net investment in furniture, fixtures, software and equipment, offset by a net $2.9 million decrease in restricted collateral deposits as discussed below. Investing activities in the first half of 2001 included a $2.9 million net investment in furniture, fixtures and equipment, a $1.5 million increase in the restricted collateral deposit in connection with a facility lease, partially offset by a $3.4 million liquidation of investments in marketable securities.

     Our expenditures for furniture, fixtures, software and equipment are expected to be approximately $5 million for the next twelve months, including approximately $1 million to implement a new enterprise relationship management system. In addition, notes payable and capital lease commitments over the next twelve months are approximately $2 million.

  Financing Activities

     Financing activities generated cash of $2.8 million during the six months ended June 30, 2002 compared to $3.8 million during the six months ended June 30, 2001. Financing activities for the first half of 2002 included $1.5 million of borrowings related to the financing of certain insurance premiums, $1.1 million of proceeds from employee stock plan purchases, $0.7 million of proceeds from the exercise of employee stock options and $0.1 million of proceeds from the exercise of stock purchase warrants, partially offset by $0.1 million of financed insurance premium principal payments, $0.3 million of capital lease principal payments and $0.2 million of expenses relating to our December 2001 private placement issuance of stock to certain investors. Financing activities for the first half of 2001 included $1.6 million in net proceeds from the private placement issuance of stock to Mitsui and Co., Ltd., $1.4 million of proceeds from employee stock plan purchases, $0.7 million of borrowings related to the financing of certain insurance premiums, $0.2 million of proceeds from the exercise of employee stock options and $0.2 million of proceeds from the exercise of stock purchase warrants, partially offset by $0.2 million of capital lease principal payments.

     In June 2000, we obtained a $1.2 million letter of credit from Fleet Bank in connection with a new headquarters office lease. At Fleet Bank's request we provided a $1.5 million restricted collateral deposit as security for the outstanding letter of credit. In January 2001, we increased the letter of credit to $2.5 million and the related restricted collateral deposit to $3.0 million. This letter of credit was terminated in June 2002 and replaced with a letter of credit for a similar amount with SVB as discussed below.

     In June 2001, we finalized a credit facility with SVB. The maximum amount available under the facility is $15.0 million, of which up to $4.0 million may be used for letters of credit pursuant to an amendment in June 2002. As of June 30, 2002, a $2.5 million letter of credit was outstanding under the facility and is secured by $4.0 million of domestic accounts receivable. In addition, as of June 30, 2002, the maximum eligible accounts receivable for borrowings, which exclude the aforementioned accounts receivable securing the letter of credit, were approximately $14 million. Borrowings may not exceed 80% of eligible accounts receivable, as defined in the credit facility agreement and are subject to bank approval. Borrowings are also subject to the Company maintaining compliance with the terms of the facility. The agreement, as amended in June 2002, requires that the Company maintain a ratio of eligible domestic accounts receivable to outstanding letters of credit of 1.6 to 1.0. The Adjusted Quick Ratio, as also amended in June 2002, requires the Company to maintain a ratio of
1.3 to 1.0 for June 2002, 1.25 to 1.0 for July 2002, and 1.5 to 1.0 thereafter through the expiration date of the facility on November 27, 2002. The Company was in compliance with both ratios as of June 30, 2002. The Company is seeking to amend the Adjusted Quick Ratio for periods subsequent to July 2002.

     Upon the expiration of the agreement relating to the facility, or upon a default in the agreement, the Company will be required to place cash in a restricted account for up to 105% of the amounts of outstanding letters of credit, which would result in a reclassification of such amounts from cash into long-term assets in the consolidated balance sheet. In addition, such default could result in SVB terminating the credit facility and our being required to pay a $0.2 million termination fee. Since inception, excluding the aforementioned letter of credit, no borrowings have been made under this facility. Prior to November 27, 2002, we expect to seek to renegotiate the facility to extend it beyond its scheduled termination or, alternatively, seek to negotiate a similar facility with another party on no less favorable terms.

Cash Flow and Funding Requirements

     We believe that current cash and cash equivalent balances ($27.3 million at June 30, 2002), without regard to our SVB credit facility, will be sufficient to meet our needs associated with cash shortfalls in any one quarter and are sufficient to meet anticipated needs for working capital, capital expenditures of approximately $5 million, and notes payable and capital lease commitments of approximately $2 million through June 30, 2003. However, any projections of future cash needs and cash flows are subject to uncertainty. A significant increase in the cost of satisfying legal contingencies in excess of amounts accrued and insurance coverages could have a material adverse impact on our consolidated financial position or consolidated results of operations. Our long-term capital needs will depend on numerous factors, including the rate at which we are able to obtain new business from clients and expand our personnel and infrastructure to accommodate such growth, as well as the rate at which we choose to invest in new technologies. (See "Factors that May Affect Future Results" below.)

      If current cash, cash equivalents, cash that may be generated from operations and any then available credit facility are deemed to be insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity securities and/or debt securities. Moreover, we may determine to sell additional equity for the purpose of enhancing our cash resources. The sale of additional equity or equity-related securities, if achieved, would result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue debt or additional equity securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all. A failure to obtain such financing may adversely impact our business. In addition, if we are unable to generate substantial improvements in cash flows, our goodwill or our purchased technology intangible assets may become impaired and we would have to record a charge for impairment, which may be material to our financial position and results of operations.

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

     The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and the provisions of SFAS No. 142 as of January 1, 2002. Amortization of goodwill and intangible assets with indefinite useful lives acquired in business combinations completed before July 1, 2001 was discontinued as of January 1, 2002. Had SFAS No. 142 been in effect for the prior year, the net loss for the three and six months ended June 30, 2001 would have been ($17.0) million and ($32.1) million, respectively, and net loss per share would have been ($0.56) and ($1.07), respectively.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires companies to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, companies must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Companies have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and companies must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, companies must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the companies Consolidated Statement of Operations. The Company completed the transitional impairment test for its goodwill in the second quarter of 2002 and determined that its goodwill was not impaired and therefore did not require the recognition of any transitional impairment losses.

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

     In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF Issue No. 01-14, "Income

Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" in January 2002. The Company adopted EITF Issue No. 01-14 on January 1, 2002 and has presented these reimbursements as services revenues for current year periods and has reclassified amounts in prior year periods to conform to this presentation. These reimbursements are primarily for travel related expenses incurred for services personnel and totaled approximately $0.5 million and $0.6 million for the three months ended June 30, 2002 and 2001, respectively, and $0.9 and $1.2 for the six months ended June 30, 2002 and 2001, respectively. The adoption of Issue No. 01-14 did not impact the Company's financial position, operating loss or net loss.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred as opposed to recognition on the date an entity commits to an exit plan as previously required under EITF Issue No. 94-3. The Company is required to adopt SFAS No. 146 for exit and disposal activities initiated after December 31, 2002. Management has not yet determined the expected impact of SFAS No. 146 on the Company's financial position or results of operations.

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

Factors That May Affect Future Results

     You should consider the following risks factors carefully before making an investment decision. Our business, results of operations, and financial condition could be adversely affected by any of the following factors. The market price of our Common Stock could decline due to any of these risks, and you could lose all or part of your investment.

  Our quarterly and annual operating results are volatile and difficult to predict and may cause our stock price to fluctuate

     Our quarterly and annual operating results have varied significantly in the past and may continue to do so in the future. We had operating losses for the six months ended June 30, 2002 and for the year ended December 31, 2001 and may continue to have losses in the future. In the past, our operating results were below the expectations of public market analysts and investors. This may occur in the future and if our revenues and operating results do not meet expectations, our stock price could decline which may result in potential customers choosing other vendors.

     In 2001 and July 2002, we announced restructuring plans to reduce our cost structure. These plans consisted of certain work force reductions across the Company, closing some office facilities and reducing some other space. We also announced a strategic plan to provide greater focus on partnerships and industry integration solutions for targeted vertical markets. Our restructuring plans that have been and will be put in place remain somewhat unproven, and could result in increased volatility in and have an adverse effect on our stock price. Our focus on partnerships and industry integration solutions for targeted vertical markets may result in longer sales cycles and any delay in obtaining larger contracts may have an adverse impact on quarterly operating results. We believe that investors should not rely on period-to-period comparisons of our results of operations, as they are not necessarily indications of our future performance.

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

  It would be difficult for us to materially or immediately adjust our spending if we experience any revenue shortfalls

     Our revenues have been and will continue to be difficult to predict and we have in the past failed and may continue to fail to achieve our revenue expectations. Our expense levels are based, in part, on our expectation of future revenues, and expense levels are, to a large extent, fixed in the short term. We may be unable to materially adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, our operating results and cash flows are likely to be harmed. Net income may be disproportionately affected by a reduction in revenue because large portions of our expenses are related to headcount that may not be easily reduced without harming our business. If cash flows are negatively impacted, there can be no assurance that our existing cash and accounts receivable financing arrangement will be sufficient to meet cash needs or will be available in the future, as there is no assurance that we will be able to draw down upon our existing line of credit.

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

  We have been and may continue to be impacted by the overall economy and the events of September 11, 2001

     As a result of recent unfavorable economic conditions including the impact of the events of September 11, 2001, on certain of our vertical markets, we have seen reduced capital spending, and software licensing revenues have declined in the six months ended June 30, 2002 and fiscal year 2001 in total and as a percentage of our total revenues as compared to the prior year. In particular, sales to e-commerce and internet businesses, value-added resellers and independent software vendors were impacted during the first and second quarters of 2002 and during the year 2001. Sales to financial institutions have been impacted in the first and second fiscal quarters of 2002 and the fourth fiscal quarter of 2001. If the economic conditions in the United States worsen, or if a wider global economic slowdown occurs, we may experience a material adverse impact on our revenues and collections of our accounts receivable.

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

  We may face significant risks in expanding our international operations

     International revenues accounted for approximately 41% of our total revenues for the six months ended June 30, 2002 and 37% of our total revenues for 2001. Continued expansion of our international sales and marketing efforts will require significant management attention and financial resources. We also expect to commit additional time and development resources to customizing our products for selected international markets and to developing international sales and support channels. International operations involve a number of additional risks, including the following:

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

  We may not successfully expand our sales and distribution channels

     An integral part of our strategy is to expand our indirect sales channels, including strategic partners, value-added resellers, independent software vendors, systems integrators and distributors. However, while we believe this is a profitable and incremental strategy, such sales will be at lower unit prices, may limit our contact with customers (potentially inhibiting future follow-up sales) and places us in a position of depending upon the reseller to achieve customer satisfaction, and could result in these resellers selling to customers we may have sold to. We are increasing resources dedicated to developing and expanding these indirect distribution channels. In the six months ended June 30, 2002 and for the year ended December 31, 2001, 27% of our total license revenues came from those sources. We may not be successful in expanding the number of indirect distribution channels for our products. If we are successful in increasing our sales through indirect sales channels, we expect that those sales will be at lower per unit prices than sales through direct channels, and revenue we receive for each sale will be less than if we had licensed the same product to the customer directly. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered.

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

     o   conditions and trends in the software or other industries; and

     o   general market conditions.

     In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have particularly affected the market prices for the stock of technology companies. These broad market fluctuations may cause the market price of our Common Stock to decline. The following table shows the high and low sale prices of our Common Stock as reported on the Nasdaq National Market System for the past three years and for the first and second quarters of 2002:



                                                       Reported Sale Price
                                                  ------------------------------
                                                      High              Low
                                                  -------------     ------------
1999
First Quarter ..................................         32.00            20.50
Second Quarter .................................        28.875            14.00
Third Quarter ..................................         28.00           16.875
Fourth Quarter .................................         66.75            22.00

2000
First Quarter ..................................       149.875            47.00
Second Quarter .................................         84.00            26.75
Third Quarter ..................................        70.375           13.438
Fourth Quarter .................................        16.188             2.81

2001
First Quarter ..................................        12.188             3.25
Second Quarter .................................          3.75             1.40
Third Quarter ..................................          2.47             0.95
Fourth Quarter .................................          9.44             1.09

2002

First Quarter ..................................         10.15             3.91
Second Quarter .................................          5.65             1.38


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

  Future sales of our common stock by our stockholders could cause our stock price to decline

     As of August 9, 2002, we have outstanding warrants to purchase an aggregate of 1,058,119 shares of Common Stock and also options to purchase an aggregate of 9,290,519 shares of Common Stock granted under our directors' and employee benefit plans. The number of shares issuable upon exercise of warrants are subject to adjustment pursuant to anti-dilution provisions. Holders of such warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided in such warrants and options. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms could be affected. Exercise of warrants and options may result in dilution to existing stockholders.

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

  Our industry is experiencing consolidation that may intensify competition

     The software industries are undergoing substantial change which has resulted in increasing consolidation and a proliferation of strategic transactions. Many companies in these industries have been going out of business or are being acquired by competitors. As a result, we are increasingly competing with larger competitors that have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

     o competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services;

     o suppliers of important or emerging technologies could be acquired by a competitor or other company which could prevent us from being able to utilize such technologies in our offerings, and disadvantage our offerings relative to those of competitors;

     o a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services; and

     o other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content, or which could dramatically change the market for our products and services.

     Any of these events could put us at a competitive disadvantage, which could cause us to lose customers, revenue and market share. They could also force us to expend greater resources to meet new or additional competitive threats, which could also harm our operating results.

  We could lose strategic relationships that are essential to our business

     The loss of certain current strategic relationships or key licensing arrangements, the inability to find other strategic partners or the failure of our existing relationships to achieve meaningful positive results for us could harm our business. We rely in part on strategic relationships to help us:

     o    increase adoption of our products through distribution arrangements;

     o acquire desirable or necessary technology components and intellectual property rights;

     o    enhance our brand; and

     o    increase the performance and utility of our products and services.

     We would be unable to accomplish many of these goals without the assistance of third parties. For example, we may become more reliant on strategic partners to provide more secure and easy-to-use electronic commerce solutions. We may not be successful in forming or managing strategic relationships, and, in particular, we meet resistance in forging such relationships if our potential strategic partners desire to minimize their dependency on any one technology provider.

  Because market participants in some markets have adopted industry specific technologies, we may need to expend significant resources in order to address specific markets.

     Our strategy is to continue developing our integration software to be broadly applicable to many industries. However, in some markets, market participants have adopted core technologies that are specific to their markets. For example, many companies in the healthcare and financial services industries have adopted industry-specific protocols for the interchange of information. In order to successfully sell our software to companies in these markets, we may need to expand or enhance our software to adapt to these industry-specific technologies, which could be costly and require the diversion of engineering resources.

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

Foreign Currency Exchange Rates

     Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the six months ended June 30, 2002, 41% of our total revenue was generated from international sources and the net assets of our foreign subsidiaries totaled approximately 25% of consolidated net assets as of June 30, 2002. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in the United Kingdom, France, Germany, Netherlands, Sweden, Switzerland, Spain, Singapore, Hong Kong, Australia and Japan. These foreign subsidiaries use local currencies as their functional currency, as certain sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar. We continue to evaluate different hedging strategies and at this time, we do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that this approach will be successful, especially in the event of a sudden and significant decline in the value of foreign currencies relative to the United States dollar.

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

     Between August 23, 2000 and September 21, 2000 a series of fourteen purported securities class action lawsuits was filed in the United States District Court for the District of Connecticut, naming as defendants Mercator, Constance Galley and Ira Gerard. Kevin McKay was also named as a defendant in nine of these complaints. On or about November 24, 2000, these lawsuits were consolidated into one lawsuit captioned: In re Mercator Software, Inc. Securities Litigation, Master File No. 3:00-CV-1610 (GLG). The lead plaintiffs purport to represent a class of all persons who purchased Mercator's Common Stock from April 20, 2000 through and including August 21, 2000. Each complaint in the consolidated action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, through alleged material misrepresentations and omissions and seeks an unspecified award of damages. On January 26, 2001, the lead plaintiffs filed an amended complaint in the consolidated matter with substantially the same allegations. Named as defendants in the amended complaint are Mercator, Constance Galley and Ira Gerard. The amended complaint in the consolidated action alleges violations of Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and seeks an unspecified award of damages. Mercator filed a motion to dismiss the amended complaint on March 12, 2001. The lead plaintiffs filed an opposition to Mercator's motion to dismiss on or about April 18, 2001, and Mercator filed its reply brief on May 7, 2001. The Court heard oral argument on the motion to dismiss on July 6, 2001. On September 13, 2001, the Court denied Mercator's motion to dismiss. Mercator believes that the allegations in the amended complaint are without merit and intends to contest them vigorously. We believe that this securities class action lawsuit is covered by insurance. Mercator notified its directors' and officers' liability insurance companies of this matter. The insurance carriers have reserved their rights in this matter. There can be no guarantee as to the ultimate outcome of this proceeding or whether the ultimate outcome, after considering liabilities already accrued in the Company's June 30, 2002 consolidated balance sheet and insurance recoveries, may have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

     The Company was named as a defendant in an action filed on August 3, 2001 in the United States District Court for the Eastern District of Pennsylvania, entitled Ulrich Neubert v. Mercator Software, Inc., f/k/a TSI International Software, Ltd., Civil Action No. 01-CV-3961. The complaint alleges claims of breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, and fraud in connection with the Company's acquisition of Software Consulting Partners ("SCP") in November 1998. Neubert, who was the sole shareholder of SCP prior to November 1998, seeks purported damages of up to approximately $7.5 million, plus punitive damages and attorney's fees. The complaint was served on the Company on November 21, 2001. The Company believes that the allegations in the complaint are without merit and intends to contest the lawsuit vigorously. Mercator has notified its insurance carrier of this matter, but has not yet received any coverage position from them. The ultimate legal and financial liability of the Company in respect to this claim cannot be estimated with any certainty. There can be no guarantee as to the ultimate outcome of this proceeding or whether the ultimate outcome, after considering liabilities already accrued in the Company's June 30, 2002 consolidated balance sheet, may have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

     In addition, the Company and a third party are currently disputing the break-up fee provisions with respect to a proposed investment in the Company.

     As of June 30, 2002, the Company has accrued approximately $4.4 million, after considering any insurance recoveries, for the aggregate amount of the contingencies described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 14, 2002, at Mercator's Annual Meeting of Stockholders, the stockholders approved the proposals listed below. Proxies were solicited by Mercator pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     As of April 8, 2002 the record date for the Annual Meeting, there were 33,824,000 total shares of Mercator Common Stock outstanding and entitled to vote, of which 30,317,469 were present in person by proxy and voted at the meeting.

     1. Proposal to elect seven directors of the Company, each to serve until the next Annual Meeting of Stockholders and until his or her successor has been elected and qualified or until his or her earlier resignation, death or removal.

     Constance F. Galley       Ernest E. Keet        Roy C. King               Michael E. Lehman
     James P. Schadt           Dennis G. Sisco       Mark C. Stevens

                                                                     For                     Withheld
                                                                     ---                     --------
                           Constance F. Galley                    29,763,089                   554,380
                           Ernest E. Keet                         29,920,992                   396,477
                           Roy C. King                            28,820,358                 1,497,111
                           Michael E. Lehman                      29,923,784                   393,685
                           James P. Schadt                        29,900,941                   416,528
                           Dennis G. Sisco                        29,925,484                   391,985
                           Mark C. Stevens                        29,928,026                   389,443


     2. Proposal to amend the Company's 1997 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance under such Plan
     (i) on May 14, 2002 by 2,500,000 shares and (ii) on January 1, 2003 by the lesser of (a) 7.5% of the number of shares of Common Stock outstanding on the close of business immediately preceding January 1, 2003, or (b) 3,000,000 shares.

                        For                   8,747,505
                        Against/Withheld      3,284,884
                        Abstain                  42,340


     3. Proposal to amend the Company's 1997 Employee Stock Purchase Plan to annually increase the number of shares of Common Stock reserved for issuance under such Plan so that on (i) May 14, 2002 and (ii) on each January 1 thereafter there are 1,500,000 shares of Common Stock reserved for issuance under such Plan (or such lesser number of shares as may be determined by the Board of Directors).

                        For                   10,811,986
                        Against/Withheld       1,224,263
                        Abstain                   38,480


     4. Proposal to ratify the selection of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 2002.

                        For                   30,216,507
                        Against/Withheld          82,832
                        Abstain                   18,130

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.       Exhibit Title
-----------       -------------

10.36 Third Loan Modification Agreement dated as of June 28, 2002 between the Registrant and Silicon Valley Bank

10.37             Registrant's 1997 Equity Incentive Plan, as amended

10.38             Registrant's 1997 Employee Stock Purchase Plan, as amended

10.39 English Summary of Lease Agreement dated as of April 23, 2002 between a Subsidiary of the Registrant and KASA GbR/Atricom GmbH (original in German)

(b)  Reports on Form 8-K

Mercator Software, Inc. filed no current reports on Form 8-K in the second quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Mercator Software, Inc.
Dated: August 14, 2002


                                    By: /s/ Roy C. King
                                        -----------------------------------
                                        Roy C. King
                                        Chairman of the Board of Directors,
                                         Chief Executive Officer and President
                                        (Principal Executive Officer)


                                    By: /s/ Kenneth J. Hall
                                        -----------------------------------
                                        Kenneth J. Hall
                                        Executive Vice President,
                                         Chief Financial Officer and Treasurer
                                        (Principal Financial and Accounting
                                         Officer)



                            SECTION 906 CERTIFICATION

     I, Roy C. King, Chairman of the Board of Directors, Chief Executive Officer and President of Mercator Software, Inc. (the "Company"), and I, Kenneth J. Hall, Executive Vice President, Chief Financial Officer and Treasurer of the Company, each do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     o The Quarterly Report on Form 10-Q of the Company for the period ending June 30, 2002 (the "Periodic Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), and

     o The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2002



By: /s/ Roy C. King                        By: /s/ Kenneth J. Hall
    -------------------------------------      --------------------------------
    Roy C. King                                Kenneth J. Hall
    Chairman of the Board of Directors,        Executive Vice President, Chief
     Chief Executive Officer and President      Financial Officer and Treasurer
    (Principal Executive Officer)              (Principal Financial and
                                                Accounting Officer)