Form 10-Q
period 2002-09-30
MERCATOR SOFTWARE INC
filed 2002-11-13
CIK 1039276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2002.

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from              to             .

Commission File Number: 0-22667

Mercator Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1132156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Danbury Road, Wilton, CT	06897
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
203-761-8600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

As of November 8, 2002, Registrant had 34,528,560 outstanding shares of Common Stock $.01 par value.

MERCATOR SOFTWARE, INC.

Form 10-Q
For the Quarterly Period Ended September 30, 2002

MERCATOR SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2002 (unaudited)	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$20,180	$28,236
Accounts receivable, less allowances of $2,028 and $3,884	15,677	28,966
Prepaid expenses and other current assets	4,808	3,021

Total current assets	40,665	60,223
Furniture, fixtures and equipment, net	8,569	9,230
Goodwill, net	43,960	43,960
Intangible assets, net	6,583	10,172
Restricted collateral deposits and other assets	540	3,393

Total assets	$100,317	$126,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,022	$7,632
Accrued expenses and other current liabilities	20,310	21,066
Current portion of deferred revenue	19,213	22,280

Total current liabilities	44,545	50,978
Deferred revenue, less current portion	626	917
Long-term deferred tax liability	1,529	2,418
Other long-term liabilities	5,419	3,585

Total liabilities	52,119	57,898

Stockholders’ equity:
Convertible preferred stock: $.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common Stock: $.01 par value; authorized 190,000,000 shares; issued and outstanding 34,528,560 shares and 32,885,228 shares	346	329
Additional paid-in capital	250,316	249,090
Deferred compensation	—	(82)
Accumulated deficit	(200,762)	(178,220)
Accumulated other comprehensive loss	(1,702)	(2,037)

Total stockholders’ equity	48,198	69,080

Total liabilities and stockholders’ equity	$100,317	$126,978

See accompanying notes to consolidated condensed financial statements.

MERCATOR SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Software licensing	$8,274	$18,606	$28,713	$43,137
Services	6,752	8,568	21,617	26,022
Maintenance	10,244	8,458	29,318	24,944

Total revenues	25,270	35,632	79,648	94,103

Cost of revenues:
Software licensing	216	152	493	753
Services (exclusive of non-cash stock option re-pricing (benefits) of $0, $0, $(246) and $0, respectively)	5,600	7,523	19,320	22,576
Maintenance (exclusive of non-cash stock option re-pricing (benefits) of $0, $0, $(73) and $0, respectively)	1,747	1,708	5,756	5,349
Stock option re-pricing (benefit)	—	—	(319)	—
Amortization of intangibles	962	962	2,885	2,884

Total cost of revenues	8,525	10,345	28,135	31,562

Gross profit	16,745	25,287	51,513	62,541

Operating expenses:
Product development (exclusive of non-cash stock option re-pricing (benefits) of $0, $0, $(222) and $0, respectively)	5,812	4,528	15,558	15,098
Selling and marketing (exclusive of non-cash stock option re-pricing (benefits) of $0, $0, $(350) and $0, respectively)	11,348	16,231	35,192	50,182
General and administrative (exclusive of non-cash stock option re-pricing (benefits) of $0, $0, $(176) and $0, respectively)	5,700	7,328	19,509	23,857
Stock option re-pricing (benefit)	—	—	(748)	—
Amortization of goodwill	—	5,626	—	16,879
Amortization of intangibles	200	356	705	1,070
Restructuring charges	1,942	2,793	3,005	8,111

Total operating expenses	25,002	36,862	73,221	115,197

Operating loss	(8,257)	(11,575)	(21,708)	(52,656)
Other income (expense), net	30	(174)	(112)	(22)

Loss before income taxes	(8,227)	(11,749)	(21,820)	(52,678)
Provision for (benefit from) income taxes	(72)	200	722	2,622

Net loss	$(8,155)	$(11,949)	$(22,542)	$(55,300)

Net loss per share:
Basic and fully diluted	$(0.24)	$(0.39)	$(0.66)	$(1.82)
Weighted average shares outstanding:
Basic and fully diluted	34,321	30,503	33,923	30,360

See accompanying notes to consolidated condensed financial statements.

MERCATOR SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net (loss)	$(22,542)	$(55,300)
Adjustment to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	6,978	24,539
Amortization of deferred compensation	82	243
Compensation related to options associated with non-employees	(109)	—
Employee stock option re-pricing (benefit)	(1,067)	—
Compensation related to modifications of fixed stock option awards	16	250
Provisions for losses on accounts receivable	266	1,194
Loss on disposal of furniture, fixtures and equipment	20	—
Deferred taxes	—	1,751
Changes in operating assets and liabilities:
Accounts receivable	13,859	6,700
Prepaid expenses and other current assets	(1,620)	(473)
Other assets	(347)	(214)
Accounts payable	(2,808)	1,747
Accrued expenses and other current liabilities	(676)	2,230
Deferred revenue	(4,036)	4,482

Net cash (used) by operating activities	(11,984)	(12,851)

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(2,369)	(3,268)
Net sales of marketable securities	—	3,420
Restricted collateral deposits, net	2,888	(1,507)

Net cash provided (used) by investing activities	519	(1,355)

Cash flows from financing activities:
Private placement expenses	(173)	—
Net proceeds from Mitsui issuance	—	1,635
Principal payments under capital leases	(438)	(336)
Insurance premium financing proceeds	1,523	686
Principal payments under insurance premium financing	(638)	(343)
Proceeds from exercise of stock options	691	199
Proceeds from exercise of warrants	63	167
Proceeds from employee stock plan	1,821	1,709

Net cash provided by financing activities	2,849	3,717

Effect of exchange rate changes on cash	560	(542)

Net change in cash	(8,056)	(11,031)
Cash at beginning of period	28,236	18,327

Cash at end of period	$20,180	$7,296

Supplemental information:
Cash paid for:
Interest	$189	$190
Income taxes	$262	$145
Non-cash investing and financing activities:
Acquisition of equipment under capital leases	$159	$484

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

Reference should be made to the Mercator Software, Inc. (“Mercator” or “the Company”) 2001 Annual Report on Form 10-K, which includes audited financial statements for the year ended December 31, 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.

Certain reclassifications have been made to the prior periods’ financial statements to conform to the 2002 presentation.

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

(2) COMPREHENSIVE INCOME (LOSS)

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” which requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources. The Company’s total comprehensive (loss) consists of net (loss) and foreign currency translation adjustments. Total comprehensive (loss) was ($7.6) million and ($11.6) million for the three months ended September 30, 2002 and 2001, respectively, and ($22.2) million and ($56.3) million for the nine months ended September 30, 2002 and 2001, respectively.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and the provisions of SFAS No. 142 as of January 1, 2002. Amortization of goodwill and intangible assets with indefinite useful lives acquired in business combinations completed before July 1, 2001 was discontinued as of January 1, 2002. Had SFAS No. 142 been in effect for the prior year, the net loss for the three and nine months ended September 30, 2001 would have been ($6.3) million and ($38.4) million, respectively, and net loss per share would have been ($0.21) and ($1.27), respectively (see Note 5).

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company had up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company would

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

be required to perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company would be required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company’s Consolidated Statements of Operations. The Company completed the transitional impairment test for its goodwill in the second quarter of 2002 and determined that its goodwill was not impaired and therefore did not require the recognition of any transitional impairment losses.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. Management does not expect the adoption of SFAS No. 143 to have a significant impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a significant impact on the Company’s financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” in January 2002. The Company adopted EITF Issue No. 01-14 on January 1, 2002 and has presented these reimbursements as services revenues for current year periods and has reclassified amounts in prior year periods to conform to this presentation. These reimbursements are primarily for travel related expenses incurred for services personnel and totaled approximately $0.5 million and $0.6 million for the three months ended September 30, 2002 and 2001, respectively, and $1.4 million and $1.8 million for the nine months ended September 30, 2002 and 2001, respectively. The adoption of Issue No. 01-14 did not impact the Company’s financial position, operating loss or net loss.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred as opposed to recognition on the date an entity commits to an exit plan as previously required under EITF Issue No. 94-3. The Company is required to adopt SFAS No. 146 for exit and disposal activities initiated after December 31, 2002.

Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to the financial statements of Mercator.

(4) RESTRUCTURING CHARGES

During the second and third quarters of 2001, the Company restructured its operations to strategically align its personnel with the markets it serves. Consequently, the Company incurred restructuring charges of $5.3 million and $2.8 million in the three month periods ended June 30, 2001 and September 30, 2001, respectively, which consisted of $5.2 million of

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

accruals for lease payments associated with leased space no longer required due to the reduction in the workforce, and $2.9 million of severance-related costs. At December 31, 2001, $5.0 million of these accruals remained which consisted of $4.7 million for losses related to leased space and $0.3 million for severance benefits. In the second quarter of 2002, due to the continued weakness in the economy and the commercial real estate market, the Company increased its accrual for excess office space by $1.4 million. Such increase represented an adjustment to management’s original estimate of the timing and amount of anticipated sublease income, as well as subtenant allowances and estimated broker’s fees. The Company is currently seeking to sublease this idle space to third parties. During the first half of 2002, the Company also reversed approximately $0.1 million of remaining restructuring accruals relating to severance payments and $0.2 million of remaining leased space accruals as all payments had been finalized for those employees and leases.

In July 2002, the Company announced a restructuring of operations to provide greater focus on partnerships and industry integration solutions for targeted vertical markets. Consequently, the Company recorded a $1.9 million restructuring charge for the three months ended September 30, 2002, related to a reduction in workforce of approximately 97 employees.

Restructuring accruals established by the Company, and subsequent charges related thereto, are summarized as follows (in thousands):

	Balance January 1, 2002	Additions	Cash Payments	Reversals	Balance September 30, 2002
Restructuring initiated in 2001:
Charges for leased space no longer required (net of estimated sub-lease recoveries):
Americas	$4,408	$1,362	$(1,454)	$(2)	$4,314
EMEA	223	—	(8)	(215)	—
Severance related charges:
Americas	297	—	(245)	(52)	—
EMEA	30	—	—	(30)	—

Subtotals	4,958	1,362	(1,707)	(299)	4,314
Restructuring initiated in 2002:
Severance related charges:
Americas	—	669	(344)	—	325
EMEA	—	1,247	(779)	—	468
APAC	—	26	(26)	—	—

Subtotals	—	1,942	(1,149)	—	793

Grand Totals	$4,958	$3,304	$(2,856)	$(299)	$5,107

		Less: Current portion			$3,705

		Long-Term portion			$1,402

The current portion of the restructuring liability is included in the Consolidated Balance Sheet in “Accrued expenses and other current liabilities” and the long-term portion is included in “Other long-term liabilities”.

(5) GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The total carrying amount of goodwill (all related to the Braid acquisition), which is the Company’s only intangible asset not subject to amortization, is $44.0 million at September 30, 2002 and December 31, 2001. This amount is allocated to the Americas segment.

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the provisions of SFAS No. 142, goodwill is no longer amortized and is tested annually for impairment using a fair value methodology (see Note 3). On a comparable basis, the net (loss) and net (loss) per share as adjusted to exclude goodwill amortization for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except share data)
Reported net (loss)	$(8,155)	$(11,949)	$(22,542)	$(55,300)
Adjustment for goodwill amortization	—	5,626	—	16,879

Net (loss), as adjusted	$(8,155)	$(6,323)	$(22,542)	$(38,421)

Net (loss) per share, as adjusted to exclude amortization of goodwill	$(0.24)	$(0.21)	$(0.66)	$(1.27)

Weighted average shares outstanding:
Basic and fully diluted	34,321	30,503	33,923	30,360

(b) Intangibles subject to amortization

The components of the Company’s intangible assets are as follows:

	At September 30, 2002		At December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Purchased technology	$19,226	$(13,779)	$19,226	$(10,895)
Customer list	4,008	(2,872)	4,008	(2,271)
Covenant not to compete	1,874	(1,874)	1,874	(1,770)

Total	$25,108	$(18,525)	$25,108	$(14,936)

All of these intangibles were acquired in conjunction with the Braid acquisition in March 1999.

The weighted-average remaining amortization periods as of September 30, 2002 are as follows: Purchased technology—1.4 years; Customer list—1.4 years; and in total—1.4 years.

Consolidated amortization expense related to the intangible assets (excluding goodwill amortization) was $1.2 million and $1.3 million for the three months ended September 30, 2002 and 2001, respectively, and $3.6 million and $4.0 million for the nine months ended September 30, 2002 and 2001, respectively. Amortization expense is expected to be $4.8 million, $4.6 million, and $0.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. These intangible assets are expected to be fully amortized by February 29, 2004.

(6)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Included in accrued expenses and other current liabilities are compensation costs (regular payroll, commissions, bonuses, profit sharing, and other withholdings) and related payroll taxes of $6.0 million and $8.0 million as of September 30, 2002 and December 31, 2001, respectively. Also included are accrued legal fee and settlement costs of $3.7 million and $4.0 million as of September 30, 2002 and December 31, 2001, respectively. Additionally, the current portion of restructuring accruals of $3.7 million and $3.3 million are included as of September 30, 2002 and December 31, 2001, respectively (see Note 4).

In April and June 2002, in connection with the renewal of certain insurance policies, the Company financed through two separate loans with separate lenders, a portion of certain of its annual insurance premium amounts. The first loan was for approximately $0.4 million with interest payable at an annual percentage rate of 7.25% over a term of nine months. At September 30, 2002, approximately $0.2 million remained outstanding on this loan. The second loan was for approximately $1.1 million with interest payable at an annual percentage rate of 4.0% over a term of eight months. At September 30, 2002,

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

approximately $0.7 million remained outstanding on this loan. At September 30, 2002, the total combined outstanding balance of the loans of $0.9 million was included in accrued expenses and other current liabilities.

(7) STOCK ACTIVITIES

On October 22, 2002, the Company settled a dispute with a third party relating to break-up fee provisions and reimbursements for out-of-pocket expenses with respect to a proposed investment in the Company, pursuant to which the Company granted a warrant to purchase 105,000 shares of Common Stock at $3.37 per share (see Note 9). The warrant is subject to anti-dilution adjustments and is exercisable for a term of seven years from the date of the settlement. In addition, the third party has the right to surrender the warrant in exchange for payment of $500,000 by the Company for a period of seven business days following the third anniversary of the settlement date (the “Put Exercise Period”), except that such right expires prior to the Put Exercise Period upon the earlier of any of the following events: (i) five business days after a period in which the Company’s stock price exceeds a target price of $8.13 per share for 30 consecutive trading days; (ii) the exercise of any portion of the warrant; or (iii) a purchase by the third party of the Company’s stock or any derivative thereof at a time when the Company’s stock is trading at a price within 20% of the aforementioned target price. The fair value of this warrant was determined to be approximately $0.4 million using a probability adjusted Black–Scholes pricing model with the following assumptions: (i) a risk-free interest rate of 2.4%; (ii) an expected total contractual life of 7 years; (iii) expected volatility of 70%; and (iv) an expected dividend yield of 0%. The value of the warrant was accrued at September 30, 2002 as part of the settlement discussed above, and is included in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet at September 30, 2002. The value of the warrant will be marked to market through the Company’s Statement of Operations on a quarterly basis until such time as the put expires or is exercised.

On January 17, 2002, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) relating to the offer and sale from time to time of up to 3,577,883 shares of our Common Stock by certain security holders. Of the shares, 2,228,412 shares were issued by the Company in a private placement and 557,104 shares are issuable upon the exercise of related warrants granted to those security holders who participated in the private placement. Additionally, 229,342 shares of Common Stock were issued upon exercise of warrants to certain selling stockholders and the remaining 563,025 shares are issuable upon the exercise of outstanding warrants granted to other selling stockholders. On March 19, 2002 the SEC declared the Company’s Registration Statement on Form S-3 effective thereby registering an aggregate of 3,577,883 shares of Common Stock. All of the shares included in the Registration Statement may be offered by certain security holders of the Company. The Company will not receive any proceeds from the resale of these shares by the selling security holders.

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

In June 2001, in connection with a secured credit facility, the Company issued a warrant to Silicon Valley Bank (“SVB”) to purchase 220,000 shares of Common Stock at $4.00 per share expiring in June 2008. The fair value of this warrant was determined to be approximately $0.3 million using the Black-Scholes pricing model with the following assumptions: (i) a risk-free interest rate of 5.67%; (ii) an expected contractual life of 7 years; (iii) expected volatility of 126%; and (iv) an expected dividend yield of 0%. The fair value was charged to prepaid expenses as a loan origination fee and credited to additional paid-in capital in June 2001. This prepaid loan origination fee is being amortized to operations over the term of the secured credit facility agreement. The warrant holder subsequently assigned the warrant to an affiliate, and on January 3, 2002, pursuant to the cashless exercise provisions of the warrant agreement, the affiliate exercised the warrant for 123,296 shares of Common Stock, and as such, the Company did not receive any proceeds.

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

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

During November 2000, the Company’s Board of Directors approved an offer to exchange a portion of the September 2000 option grant, of which 615,465 options were exchanged for an equal amount of options priced at the market price of $5.063 per option. The new options vested quarterly over a twelve-month period. According to FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”, if the exercise price of a fixed stock option award is reduced, the award shall be accounted for as variable from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised. In accordance with FIN 44 and FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, the Company recorded a variable non-cash compensation charge of $1.2 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively, relating to the re-priced options. During the three months ended September 30, 2002 the Company recorded no charge or benefit. For the nine months ended September 30, 2002, the Company recorded a benefit of ($1.1) million relating to the re-priced options as a result of the reduction in the Company’s stock price during the current year. There was no charge or benefit for the three and nine months ended September 30, 2001. As of September 30, 2002, 269,193 of these re-priced options were outstanding.

During the nine months ended September 30, 2001, the Company recorded non-cash compensation charges of $0.3 million, all of which took place in the first and second quarters of 2001, as a result of accelerated vesting and extension of option terms in connection with severance agreements for certain officers (some of which were providing ongoing services). The Company accounted for these charges in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, FIN 44, SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

On September 17, 2001, the Company announced a voluntary option exchange program for its employees. This tender offer related to an offer to all eligible individuals, which excluded all directors, executive vice-presidents, senior vice-presidents and corporate vice-presidents of the Company, to exchange all outstanding options granted under the Mercator Software, Inc. 1997 Equity Incentive Plan (“EIP”) for new options to purchase shares of Common Stock under the EIP. Under the exchange program, for every two options tendered and cancelled, one new option was issued. The offer expired on October 19, 2001 and the Company accepted for cancellation options to purchase an aggregate of 1,100,062 shares from 239 option holders who participated. On April 23, 2002, 447,597 options were granted at the exercise price of $2.90, which was the fair market value of the Company’s Common Stock on that date, to 211 option holders.

On May 14, 2002, the Company’s shareholders approved an amendment to the EIP to provide for increases in the number of shares of Common Stock reserved for issuance under the EIP (i) on May 14, 2002 by 2,500,000 shares of Common Stock and (ii) on January 1, 2003 by the lesser of (a) 7.5% of the number of shares of Common Stock outstanding on the close of business immediately preceding January 1, 2003, or (b) 3,000,000 shares. For the three months ended September 30, 2002 and 2001, the Company granted 884,000 and 1,505,000, respectively, of employee stock options. For the nine months ended September 30, 2002 and 2001, the Company granted 3,611,387 and 4,431,650, respectively, of employee stock options. The exercise prices of these employee stock options equaled the fair value of the underlying Common Stock on the date of grant.

The Company established an Employee Stock Purchase Plan in 1997 (the “ESPP”), which reserved a total of 1,500,000 shares of the Company’s Common Stock for issuance thereunder. The plan permits eligible employees to acquire shares of the Company’s Common Stock through payroll deductions subject to certain limitations. The shares are acquired at 85% of the lower of the fair market value on the offering date or the fair market value on the purchase date. On May 14, 2002, the Company’s shareholders approved an amendment to the ESPP providing for an annual increase in the number of shares of Common Stock reserved for issuance under the ESPP so that on May 14, 2002 and on each January 1 thereafter there are 1,500,000 shares of Common Stock reserved for issuance under the ESPP (or such lesser number of shares as may be determined by the Board of Directors). During the three months ended September 30, 2002 and 2001, 637,810 and 157,877 shares were purchased under the plan, respectively. During the nine months ended September 30, 2002 and 2001, 1,174,093 and 321,513 shares were purchased under the plan, respectively.

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

(8) INCOME TAXES

During the second quarter of 2001, the Company determined that taxable income for the full year of 2001 was unlikely to be sufficient to support the full value of the U.S. federal deferred tax assets. As a result, for the quarter ended June 30, 2001, a full valuation allowance was established on the U.S. federal deferred tax assets. As of September 30, 2002, all of the Company’s deferred tax assets are reserved.

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

In June 2001, the Company finalized a credit facility with SVB. The maximum amount available under the facility is $15.0 million, of which up to $4.0 million may be used for letters of credit pursuant to an amendment in June 2002. As of September 30, 2002, a $2.5 million letter of credit was outstanding under the facility and is secured by $4 million of domestic accounts receivable. In addition, as of September 30, 2002, the maximum eligible accounts receivable for borrowings, which exclude the aforementioned accounts receivable securing the letter of credit, were approximately $10 million. Borrowings may not exceed 80% of eligible accounts receivable, as defined in the credit facility agreement and are subject to bank approval. Borrowings are also subject to the Company maintaining compliance with the terms of the facility. The agreement, as amended, requires that the Company maintain a ratio of eligible domestic accounts receivable to outstanding letters of credit of 1.6 to 1.0. The Adjusted Quick Ratio, as amended in August 2002, requires the Company to maintain a ratio of at least 1.1 to 1.0 through the expiration date of the facility on November 27, 2002. The Company was in compliance with both ratios as of September 30, 2002.

Upon the expiration of the agreement relating to the facility, or upon a default in the agreement, the Company will be required to place cash in a restricted account for up to 105% of the amounts of outstanding letters of credit, which would result in a reclassification of such amounts from cash into long-term assets in the Consolidated Balance Sheet. In addition, a default could result in SVB terminating the credit facility and requiring the Company to pay a $0.2 million termination fee. Since inception, excluding the aforementioned letter of credit, no borrowings have been made under this facility. The Company is seeking to renegotiate the facility to extend it beyond its scheduled termination or, alternatively, negotiate a similar facility with another party.

The Company has certain significant legal contingencies, discussed below, and other litigation of a nature considered normal to its business which are pending against the Company.

Between August 23, 2000 and September 21, 2000 a series of fourteen purported securities class action lawsuits was filed in the United States District Court for the District of Connecticut (the “Court”), naming as defendants Mercator, Constance Galley and Ira Gerard. Kevin McKay was also named as a defendant in nine of these complaints. On or about November 24, 2000, these lawsuits were consolidated into one lawsuit captioned: In re Mercator Software, Inc. Securities Litigation, Master File No. 3:00-CV-1610 (GLG). The lead plaintiffs purport to represent a class of all persons who purchased Mercator’s Common Stock from April 20, 2000 through and including August 21, 2000. Each complaint in the consolidated action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, through alleged material misrepresentations and omissions and seeks an unspecified award of damages. On January 26, 2001, the lead plaintiffs filed an amended complaint in the consolidated matter with substantially the same allegations. Named as defendants in the amended complaint are Mercator, Constance Galley and Ira Gerard. The amended complaint in the consolidated action alleges violations of Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and seeks an unspecified award of damages. Mercator believes that the allegations in the amended complaint are without merit and intends to contest them vigorously. Management believes that this securities class action lawsuit is covered by insurance. Mercator notified its directors and officers liability insurance carriers of this matter. Although the insurance carriers have reserved their rights in this matter, on October 22, 2002, the Company entered into a stipulation of settlement to settle this litigation. Pursuant to this stipulation, filed with the Court and subject to final court approval and notice to the class, the Company’s directors and officers liability insurance carrier will pay the entire $8.2 million to resolve all claims related to this litigation without any admission of liability by the Company. On October 28, 2002, the Court preliminarily

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

approved the settlement and set a hearing date of December 20, 2002 for consideration of final approval. During this notice period, members of the class may opt out of the settlement to avoid being bound by it. There can be no guarantee as to the ultimate outcome of this proceeding or whether the ultimate outcome, after considering liabilities already accrued in the Company’s September 30, 2002 Consolidated Balance Sheet and insurance recoveries, may have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

On October 25, 2002, a shareholder derivative action was filed in Connecticut Superior Court, naming as defendants the Company, and directors Constance Galley, James Schadt, Dennis Sisco, and Ernest Keet. The complaint in the derivative action alleges, among other things, that the defendants made material misrepresentations and omissions to the investing public during the period from April 20, 2000 through August 21, 2000, and asserts claims for breaches of fiduciary duty, gross negligence, breach of contract and seeks an unspecified award of damages. The facts alleged in the derivative action are virtually identical to the allegations in the consolidated shareholder class action that has been settled and is awaiting final court approval. The Company believes the derivative action is without merit and intends to contest it vigorously. Management believes that this derivative action lawsuit is covered by insurance. The Company’s directors and officers liability insurance carriers have been notified of this matter. There can be no guarantee as to the ultimate outcome of this proceeding or whether the ultimate outcome may have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

The Company was named as a defendant in an action filed on August 3, 2001 in the United States District Court for the Eastern District of Pennsylvania, entitled Ulrich Neubert v. Mercator Software, Inc., f/k/a TSI International Software, Ltd., Civil Action No. 01-CV-3961. The complaint alleged claims of breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, and fraud in connection with the Company’s acquisition of Software Consulting Partners (“SCP”) in November 1998. Neubert, who was the sole shareholder of SCP prior to November 1998, was seeking purported damages of up to approximately $7.5 million, plus punitive damages and attorney’s fees. The complaint was served on the Company on November 21, 2001. The litigation was settled on October 18, 2002 by the Company agreeing to pay Neubert the amount of $0.6 million payable in three equal installments of $0.2 million on or about October 21, 2002, 2003, and 2004. As such, this liability has been fully accrued in the Company’s September 30, 2002 Consolidated Balance Sheet with $0.2 million included in “Accrued expenses and other current liabilities” and $0.4 million included in “Other long-term liabilities”.

On October 22, 2002, the Company settled a dispute with a third party relating to break-up fee provisions and reimbursements for out-of-pocket expenses with respect to a proposed investment in the Company. Pursuant to the settlement, the Company paid $850,000 in cash and granted a warrant to purchase 105,000 shares of Common Stock at $3.37 per share (see Note 7). The cash portion of the settlement is included in “Accrued expenses and other current liabilities” and the value of the warrant of approximately $0.4 million is included in “Other long-term liabilities” in the Company’s Consolidated Balance Sheet at September 30, 2002.

In connection with the settlement of the Neubert and the aforementioned third party investor matter, the Company reversed approximately $0.5 million of legal reserves in the three months ended September 30, 2002. As of September 30, 2002 the Company has accrued approximately $3.9 million, after considering any insurance recoveries, for the aggregate amount of the other contingencies described above.

(10) SEGMENT INFORMATION

The Company reports its segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services. Reportable segment information is determined based on management defined operating segments used to make operation decisions and assess financial performance.

The Company has three reportable segments: Americas (North America, Central and South America) including Corporate, EMEA (Europe, Middle East & Africa) and APAC (Asia Pacific). Information regarding the Company’s operations in these three segments is set forth below. For consolidated results, the accounting policies of operating segments are the same as those described in Note 1. There are no significant corporate overhead allocations or inter-segment sales or transfers between the segments for the periods presented.

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Revenue:
Americas	$16,075	$23,133	$48,423	$59,701
EMEA	7,926	11,093	25,851	30,991
APAC	1,269	1,406	5,374	3,411

Total	$25,270	$35,632	$79,648	$94,103

Operating income (loss) before stock option re-pricing benefit, amortization of goodwill and intangibles, and restructuring charges:
Americas (including Corporate)	$(2,141)	$67	$(10,014)	$(16,213)
EMEA	(2,825)	(1,750)	(6,898)	(6,766)
APAC	(187)	(155)	732	(733)

Total	(5,153)	(1,838)	(16,180)	(23,712)
Stock option re-pricing benefit	—	—	1,067	—
Amortization of goodwill	—	(5,626)	—	(16,879)
Amortization of intangibles	(1,162)	(1,318)	(3,590)	(3,954)
Restructuring charges	(1,942)	(2,793)	(3,005)	(8,111)
Other income (expense), net	30	(174)	(112)	(22)
(Provision for) benefit from income taxes	72	(200)	(722)	(2,622)

Net loss	$(8,155)	$(11,949)	$(22,542)	$(55,300)

Capital expenditures:
Americas (including Corporate)	$772	$92	$2,055	$1,414
EMEA	$89	$212	$303	$1,127
APAC	$2	$67	$11	$727
Depreciation expense:
Americas (including Corporate)	$786	$985	$2,543	$2,830
EMEA	$242	$207	$671	$750
APAC	$87	$54	$174	$126

	As of September 30,
	2002	2001
	(In thousands)
Total assets:
Americas (including Corporate)	$76,489	$85,047
EMEA	$19,342	$28,956
APAC	$4,486	$2,968

Revenues primarily relate to sales of the Mercator product line and are recorded in the country in which the sales office is located. The Company had no sales to any one customer in excess of 10% of total net revenues for the quarters ended September 30, 2002 and 2001.

(11) SUBSEQUENT EVENTS

Subsequent to September 30, 2002 and through November 8, 2002, the Company granted options to employees to purchase an aggregate of 11,250 shares of the Company’s Common Stock under the EIP. The exercise prices of such options were equal to fair market value at the date of grant.

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

On October 28, 2002, the Company announced it would begin implementing at least $15 million in new annual cost cutting initiatives in an effort to better align delivery capacity with customer demand and to reduce cash used in its operations. Additionally, the Company announced it had frozen all management salaries and suspended annual increases until such time that business conditions and the Company’s operating results improved. These initiatives will reduce our global workforce by approximately 20% to a level below 450 employees, including significant reductions in the Company’s international operations as the Company continues to focus its distribution efforts through strategic partners globally. As such, the Company expects to record additional restructuring charges in future quarters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are considered forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “plans” and other similar words. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements reflect our current views which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below and have discussed elsewhere in this report some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	our inability to develop and release new products or product enhancements;

•	seasonal fluctuations in our revenues or results of operations;

•	general economic conditions;

•	competition from others;

•	risks in international operations; and

•	other risk factors set forth under “Risk Factors.”

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

Overview

We were incorporated in Connecticut in 1985 as TSI International Software Ltd. and reincorporated in Delaware in September 1993. We completed our initial public offering in July 1997 and a second public offering in June 1998. We changed our name to Mercator Software, Inc. effective April 3, 2000.

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

Revenues from services include fees for consulting services and training. Revenues from services are recognized on a time and materials basis as the services are performed and amounts due from customers are deemed collectible and nonrefundable. Revenues from fixed price service agreements are recognized in direct proportion to the services provided.

Customers who license our products normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a fixed term, and can range from one to four years. Maintenance contracts are usually paid on an annual basis in advance, and revenues from these contracts are recognized ratably over the term of the contract.

Our products can be used by information technology professionals, as well as used and marketed by value added resellers, independent software vendors, systems integrator partners or other third party technology partners who resell, embed or otherwise bundle our products with their products. License fee revenues are derived from direct licensing of software products through our direct sales force and strategic partners, which include systems integrators and technology partners. Sales through strategic partners accounted for 36% and 28% of license revenues for the three months ended September 30, 2002 and 2001, respectively, and 29% and 27% of license revenues for the nine months ended September 30, 2002 and 2001, respectively. International revenues accounted for 36% and 35% of total revenues for the three months ended September 30, 2002 and 2001, respectively, and 39% and 37% of total revenues for the nine months ended September 30, 2002 and 2001, respectively.

The size of orders has historically ranged from $50,000 to over $3.0 million per order. The loss or delay of large individual orders, therefore, can have a significant impact on revenue and other quarterly results. In addition, due to the buying habits of our customers, we generally recognize a substantial portion of our quarterly software licensing revenues in the last month of each quarter, and, as a result, revenue for any particular quarter may be difficult to predict in advance. Because operating expenses are relatively fixed, a delay in the recognition of revenue from even a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by increased revenue, operating results would be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and period-to-period comparisons of results of operations may not necessarily be meaningful and should not be relied upon as indications of future performance.

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

Revenues and Accounts Receivable. Our revenues are derived principally from three sources: (i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. We generally recognize revenue from software license fees when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, delivery of our products has occurred and no other significant obligations remain. For multiple-element arrangements, we apply the “residual method”. According to the residual method, revenue allocated to the undelivered elements is allocated based on vendor specific objective evidence (“VSOE”) of fair value of those elements. VSOE is determined by reference to the price the customer would be required to pay when the element is sold separately. Revenue applicable to the delivered elements is deemed equal to the remainder of the contract price. The revenue recognition rules pertaining to software arrangements are complicated and certain assumptions are made in determining whether the fee is fixed and determinable and whether collectability is probable. For instance, in our license arrangements with resellers, estimates are made regarding the reseller’s ability and intent to pay the license fee. Our estimates may prove incorrect if, for instance, subsequent sales by the reseller do not materialize. Should our actual experience with respect to collections differ from our initial assessment, there could be adjustments to future results. Another assumption made in the revenue recognition process involves assessing whether the fee may be allocated to the various elements of the arrangement. For instance, the literature on software revenue recognition requires that the vendor have the ability to determine whether VSOE of fair value of the undelivered element exists when recognizing revenue on the delivered elements. The estimate of fair value of the undelivered element is generally determined by reference to separate stand-alone sales of the undelivered element. Should our actual experience with respect to VSOE differ from our initial assessment, there could be adjustments to future results.

Revenues from services include fees for consulting services and training. Revenues from services are recognized on a time and materials basis as the services are performed and amounts due from customers are deemed collectible and non-refundable. Revenues from fixed price service agreements are recognized in direct proportion to the services provided. To the extent the actual time to complete such services varies from the estimates made at any reporting date, our revenue and the related gross margins may be impacted in the following period.

In addition to assessing the probability of collection in conjunction with revenue arrangements, we continually assess the collectability of outstanding invoices. Assumptions are made regarding the customer’s ability and intent to pay and are based on historical trends, general economic conditions, and current customer data. Should our actual experience with respect to collections differ from our initial assessment, there could be adjustments to bad debt expense.

Valuation of Goodwill and Long-Lived Assets. Under the provisions of SFAS No. 142, which we adopted effective January 1, 2002, goodwill is no longer amortized, but instead it is tested for impairment at least annually. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, companies are required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, companies were required to identify their reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Companies had up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the second step of the transitional impairment test would be required to be performed. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, companies would be required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company’s Consolidated Statements of Operations. We completed the transitional impairment test for our goodwill in the second quarter of 2002 and determined that our goodwill was not impaired and therefore did not require the recognition of any transitional impairment losses. At September 30, 2002, we had goodwill on our Consolidated Balance Sheet, net of accumulated amortization, totaling $44.0 million. Should we experience reductions in revenues and cash flows because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of goodwill and would be required to record a charge for impairment.

Under the provisions of SFAS No. 144, which we adopted effective January 1, 2002, we review long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that an intangible or long-lived asset should be evaluated for possible impairment, an estimate of the related asset’s undiscounted future cash flows over the remaining life of the asset will be made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. At September 30, 2002, we had long-lived assets consisting of furniture, fixtures and equipment and intangibles on our Consolidated Balance Sheet net of accumulated amortization and depreciation, totaling $15.2 million. Should we experience reductions in revenues and cash flows because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record an impairment charge at that time.

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

Legal Contingencies. Our policy is to accrue for an estimated loss from a legal contingency if both of the following conditions are met: (1) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred or an asset had been impaired at the date of the financial statements; and (2) the amount of loss can be reasonably estimated. When there is no best point estimate of the loss and only a range of loss is available, we accrue to the low end of the range. We have certain significant legal and other contingencies as well as other litigation of a nature considered normal to our business which are pending against us. As of September 30, 2002, we have accrued approximately $3.9 million after considering any insurance recoveries for the aggregate amount of such contingencies. Should our actual payments resulting from the resolution of these contingencies differ from amounts accrued, we could incur additional expense in future periods. (See Note 9 of Notes to Consolidated Condensed Financial Statements.)

Restructuring Reserves. As mentioned in Note 4 of our Consolidated Condensed Financial Statements, we incurred restructuring charges during fiscal 2001 and 2002. During the second quarter of 2002, it was determined that we would incur additional restructuring charges of approximately $1.4 million relating to certain leased space as a result of revised estimates regarding the timing of future possible sublease activities. Certain assumptions went into the estimate of sublease income expected to be derived from certain idle facilities. Should we negotiate more favorable subleases or reach a settlement with our landlords to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease costs, in excess of sublease income, if any, related to these facilities exceed our estimates, we could incur additional expense in future periods. During the third quarter of 2002, we recorded restructuring charges of approximately $1.9 million related to a reduction in workforce due to a restructuring of operations to provide greater focus on partnerships and industry integration solutions for targeted vertical markets. At September 30, 2002, the restructuring liabilities that remain total approximately $5.1 million on our Consolidated Balance Sheets, which consists of approximately $4.3 million for estimated future payments for rent in excess of anticipated sublease income, and approximately $0.8 million for future personnel related severance costs.

Restatement of the Quarter Ended March 31, 2000

In August 2000, the audit committee of our Board of Directors became aware of questions concerning the accounting for certain expense items. The audit committee initiated a review of these items and performed certain additional procedures. As a result of these procedures, it was determined that certain expenses were not properly recorded in the first and second quarters of 2000 and, accordingly, it was determined that the financial statements for the quarter ended March 31, 2000 should be restated (the “Restatement”). The impact of this Restatement on our results of operations for the three months ended March 31, 2000 was to increase cost of revenues by $0.1 million, increase operating expenses by $1.2 million, and increase the net loss by $1.6 million from $9.9 million to $11.5 million. Mercator’s fully diluted net loss per share increased by ($0.06) from ($0.35) to ($0.41). In addition to restating earnings for the quarter ended March 31, 2000, it was determined that the financial results announced on July 20, 2000 for the quarter ended June 30, 2000 were incorrect. As a result, the financial results included in the June 30, 2000 Form 10-Q are different from the results initially announced on July 20, 2000.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Software licensing	32.7%	52.2%	36.1%	45.8%
Services	26.7	24.1	27.1	27.7
Maintenance	40.6	23.7	36.8	26.5

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Software licensing	0.8	0.4	0.6	0.8
Services	22.2	21.1	24.3	24.0
Maintenance	6.9	4.8	7.2	5.7
Stock option re-pricing (benefit)	—	—	(0.4)	—
Amortization of intangibles	3.8	2.7	3.6	3.0

Total cost of revenues	33.7	29.0	35.3	33.5

Gross profit	66.3	71.0	64.7	66.5

Operating expenses:
Product development	23.0	12.7	19.5	16.1
Selling and marketing	44.9	45.6	44.2	53.3
General and administrative	22.6	20.6	24.5	25.4
Stock option re-pricing (benefit)	—	—	(0.9)	—
Amortization of goodwill	—	15.8	—	17.9
Amortization of intangibles	0.8	1.0	0.9	1.2
Restructuring charges	7.7	7.8	3.8	8.6

Total operating expenses	99.0	103.5	92.0	122.5

Operating loss	(32.7)	(32.5)	(27.3)	(56.0)
Other income (expense), net	0.1	(0.5)	(0.1)	—

Loss before income taxes	(32.6)	(33.0)	(27.4)	(56.0)
Provision for (benefit from) income taxes	(0.3)	0.5	0.9	2.8

Net loss	(32.3)%	(33.5)%	(28.3)%	(58.8)%

Gross profit exclusive of stock option re-pricing (benefit) and amortization of intangibles:
Software licensing	97.4%	99.2%	98.3%	98.3%
Services	17.1%	12.2%	10.6%	13.2%
Maintenance	83.0%	79.8%	80.4%	78.6%

Total	70.1%	73.7%	67.9%	69.5%

The Quarter Ended September 30, 2002 Compared with The Quarter Ended September 30, 2001

During the third quarter of 2002 we incurred a net (loss) of ($8.2) million compared to a net (loss) of ($11.9) million in the third quarter of 2001. Effective January 1, 2002, we adopted SFAS No. 142 and discontinued amortization of goodwill. On a comparable basis, the net (loss) as adjusted to exclude goodwill amortization for the three-month periods ended September 30, 2002 and 2001 are as follows:

	Three Months Ended
	September 30,
	2002	2001
	(In thousands)
Reported net (loss)	$(8,155)	$(11,949)
Adjustment for goodwill amortization	—	5,626

Net (loss), as adjusted	$(8,155)	$(6,323)

Our third quarter 2002 operating (loss) excluding amortization of intangibles and restructuring charges was ($5.2) million versus ($1.8) million in the third quarter of 2001. Gross profit excluding amortization of intangibles decreased from $26.2 million in the third quarter of 2001 to $17.7 million in the third quarter of 2002. Product development expenses increased by $1.3 million, selling and marketing expenses decreased by $4.9 million and general and administrative expenses decreased by $1.6 million from the third quarter of 2001 to 2002.

Revenues

Total Revenues.    Our revenues are derived principally from three sources: (i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. Total revenues decreased 29% from $35.6 million for the three months ended September 30, 2001 to $25.3 million for the three months ended September 30, 2002. This decrease resulted from decreased license and services revenues partially offset by increased revenues for maintenance.

Software Licensing.    Total software licensing revenues decreased 56% from $18.6 million for the three months ended September 30, 2001 to $8.3 million for the three months ended September 30, 2002 as a result of continued weakness in information technology spending, delayed purchasing decisions by customers, and phased purchasing by customers choosing to buy software in strategic increments rather than large one-time purchases. From the third quarter of 2001 to 2002 we experienced a 44% decrease in the number of license contracts exceeding $100,000, in addition to a 33% decrease in the average size of such contracts. Americas’ software licensing revenues decreased 49% from $12.4 million to $6.3 million, EMEA software licensing revenues decreased 69% from $5.5 million to $1.7 million and APAC software licensing revenues decreased 60% from $0.7 million to $0.3 million.

Services.    Total services revenues decreased 21% from $8.6 million for the three months ended September 30, 2001 to $6.8 million for the three months ended September 30, 2002 due to a decrease in Americas and EMEA services revenues primarily as a result of continued weakness in information technology spending causing decreases in billable hours, average billing rates, and reduced training revenues. We believe that these decreases are related to earlier declines in license revenues beginning in January 2002. Lower license revenues generally translate into reduced future service opportunities. Americas’ services revenues decreased 29% from $5.0 million to $3.6 million, EMEA services revenue decreased 16% from $3.2 million to $2.7 million and APAC services revenue increased 41% from $0.3 million to $0.4 million. As discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements, as a result of our adoption of EITF Issue No. 01-14 effective January 1, 2002, approximately $0.5 million and $0.6 million of out-of-pocket reimbursements are included as services revenues for the three months ended September 30, 2002 and 2001, respectively.

Maintenance.    Total maintenance revenues increased 21% from $8.5 million for the three months ended September 30, 2001 to $10.2 million for the three months ended September 30, 2002 due to the cumulative increase in licensing and related maintenance contracts to our worldwide customer base, the recognition of approximately $0.6 million of revenues in back-maintenance fees and favorable renewal rates pertaining to the existing worldwide customer base. These factors offset the lower first year maintenance revenue generated as a result of lower license revenues. Americas’ maintenance revenues increased 9% from $5.7 million to $6.2 million, EMEA maintenance revenues increased 47% from $2.4 million to $3.5 million and APAC maintenance revenues increased 43% from $0.4 million to $0.6 million.

Cost of Revenues

Total Cost of Revenues.    Cost of software licensing revenues consists primarily of CD-ROMs, manuals, distribution costs and the royalty costs of third-party software that we resell. Cost of services consists primarily of personnel-related and travel costs in providing consulting and training to customers, and occupancy costs. Cost of maintenance revenues consists primarily of personnel-related and occupancy costs in providing maintenance and technical support to customers. The intangibles amortization expense relates to certain purchased intangible technology assets in connection with the Braid acquisition in 1999 as described below. Total costs of revenues decreased 18% from $10.3 million for the three months ended September 30, 2001 to $8.5 million for the three months ended September 30, 2002 primarily due to decreases in compensation and travel costs associated with headcount reductions and to a lesser extent, the redeployment of services personnel to assist in product development projects in the Americas.

Gross margin on software licensing revenues is higher than gross margins on services and maintenance revenues reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing consulting and training services, maintenance and technical support. Cost of services also varies based upon the mix of consulting and training services. Total gross margins decreased from 71% for the three months ended September 30, 2001 to 66% for the three months ended September 30, 2002. Total gross margins, excluding the impact of intangibles amortization, were $17.7 million (70%) for the three months ended September 30, 2002 compared to $26.2 million (74%) for the three months ended September 30, 2001.

Cost of Software Licensing.    Total software licensing costs remained constant at $0.2 million for the three months ended September 30, 2002 and 2001. Software licensing gross margin decreased from 99% to 97% for the three months ended September 30, 2001 and 2002, respectively, due to the decrease in license revenues.

Cost of Services.    Total services costs decreased 26% from $7.5 million for the three months ended September 30, 2001 to $5.6 million for the three months ended September 30, 2002 primarily as a result of decreases in compensation and travel costs in Americas due to headcount reductions and lower incentives expense, and to a lesser extent, the redeployment of services personnel to assist in product development projects. Total services gross margin increased from 12% for the three months ended September 30, 2001 to 17% for the three months ended September 30, 2002 primarily due to a 44% decrease in Americas’ services costs, partially offset by a 21% decrease in total services revenues and an 11% increase in EMEA services costs. Americas’ services costs decreased 44% from $5.0 million for the three months ended September 30, 2001 to $2.8 million for the three months ended September 30, 2002, resulting in an increase in services gross margin from 1% for the three months ended September 30, 2001 to 23% for the three months ended September 30, 2002. EMEA services costs increased 11% from $2.3 million for the three months ended September 30, 2001 to $2.6 million for the three months ended September 30, 2002. EMEA services gross margin decreased from 29% for the three months ended September 30, 2001 to 6% for the three months ended September 30, 2002. APAC services costs remained constant at $0.3 million for the three months ended September 30, 2002 and 2001.

Cost of Maintenance.    Total maintenance costs remained constant at $1.7 million for the three months ended September 30, 2002 and 2001. Total maintenance gross margin increased from 80% for the three months ended September 30, 2001 to 83% for the three months ended September 30, 2002. Americas’ maintenance costs decreased marginally from $1.0 million for the three months ended September 30, 2001 to $0.9 million for the three months ended September 30, 2002. Americas’ maintenance gross margins increased slightly from 83% for the three months ended September 30, 2001 to 85% for the three months ended September 30, 2002. EMEA maintenance costs increased marginally from $0.6 million for the three months ended September 30, 2001 to $0.7 million for the three months ended September 30, 2002, and maintenance gross margins increased from 73% for the three months ended September 30, 2001 to 81% for the three months ended September 30, 2002. APAC maintenance costs remained constant at $0.1 million for the three months ended September 30, 2002 and 2001.

Amortization of Intangibles.    Amortization of intangible assets remained constant at $1.0 million for the three months ended September 30, 2002 and 2001. The expense is related to the Braid business combination completed in 1999, which was accounted for using the purchase method of accounting. We had net purchased technology intangibles of $5.4 million and $9.3 million at September 30, 2002 and 2001, respectively.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold,” amortization relating to capitalized software costs has been charged to cost of revenues, and amortization relating to other intangible assets is being classified as a component of operating expenses.

Operating Expenses

Total Operating Expenses.    Total operating expenses decreased 32% from $36.9 million for the three months ended September 30, 2001 to $25.0 million for the three months ended September 30, 2002. This decrease is attributable to (i) a $5.6 million decrease in goodwill amortization due to our adoption of SFAS No. 142 effective January 1, 2002, which requires us to discontinue amortization of goodwill; (ii) a net $4.9 million decrease in selling and marketing expenses representing lower incentives expense, as well as reductions in EMEA staff and related expenses initiated as part of our fiscal year 2001 and 2002 restructuring activities; (iii) a decrease in restructuring charges as we recorded a charge of $2.8 million for both personnel and leased space reductions in the three months ended September 30, 2001 as compared to a charge of $1.9 million for personnel reductions in the three months ended September 30, 2002 (See Note 4 of Notes to Consolidated Condensed Financial Statements); (iv) a net $1.6 million decrease in general and administrative expenses primarily due to reversals of legal fees and reserves and allowances for bad debts as such items were settled on a more favorable basis than originally anticipated (see below); and offset by (v) a $1.3 million increase in product development expenses due to the development of new products and enhancement of existing products.

Product Development.    Product development expenses include expenses associated with the research and development of new products and enhancements to existing products. These expenses consist primarily of salaries, recruiting, and other personnel-related costs, depreciation of development equipment, supplies, travel, allocated facilities, allocated information technology and allocated communication costs.

Product development expenses increased from $4.5 million for the three months ended September 30, 2001 to $5.8 million for the three months ended September 30, 2002 due to increased compensation costs relating to increased headcount and the redeployment of services personnel to work on various product development projects. To date, all research and development expenditures have been expensed as incurred.

Selling and Marketing.    Selling and marketing expenses consist of third party sales commissions, sales and marketing personnel costs, including sales commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product literature, allocated facilities, allocated information technology and allocated communications costs.

Selling and marketing expenses decreased 30% from $16.2 million for the three months ended September 30, 2001 to $11.3 million for the three months ended September 30, 2002 due to lower total incentives expense as a result of declines in revenues and headcount reductions as part of our 2001 and 2002 restructuring activities. The headcount reductions are the result of a shift in our sales strategy from increasing the number of sales personnel to relying more heavily on systems integrators and technology partners who resell, embed or bundle our software and industry integration solutions. Americas’ selling and marketing expenses decreased 13% from $8.4 million for the three months ended September 30, 2001 to $7.3 million for the three months ended September 30, 2002 due to a $1.0 million decrease in incentives expense, a decrease of $0.8 million in consulting costs, partially offset by severance costs of $0.5 million and an increase of $0.2 million in third party sales commissions. EMEA selling and marketing expenses decreased 53% from $7.1 million for the three months ended September 30, 2001 to $3.3 million for the three months ended September 30, 2002 primarily due to decreases in incentives expense of $1.2 million, sales staff reductions resulting in decreases in compensation of $1.2 million and related reductions in occupancy, travel, recruiting and training of $0.7 million. APAC selling and marketing expenses remained constant at $0.7 million for the three months ended September 30, 2002 and 2001.

General and Administrative.    General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for our administrative, executive, and finance personnel as well as outside legal, consulting, tax services and audit fees.

General and administrative expenses decreased 22% from $7.3 million for the three months ended September 30, 2001 to $5.7 million for the three months ended September 30, 2002. Americas’ general and administrative expenses decreased 48% from $5.3 million for the three months ended September 30, 2001 to $2.8 million for the three months ended September 30, 2002 primarily due to $1.0 million of reversals of legal reserves and legal fee accruals, and lower consulting, professional and legal fees of $1.2 million. EMEA general and administrative expenses increased by 69% from $1.5 million for the three months ended September 30, 2001 to $2.6 million for the three months ended September 30, 2002 due primarily to the expansion of EMEA’s management and infrastructure to support the sales offices, offset by a $0.2 million reversal of allowance for bad debts. APAC general and administrative expenses decreased from $0.5 million for the three months ended September 30, 2001 to $0.3 million for the three months ended September 30, 2002.

Amortization of Goodwill and Intangibles.    Amortization of goodwill and intangible assets decreased by $5.8 million from $6.0 million for the three months ended September 30, 2001 to $0.2 million for the three months ended September 30,

2002. As noted above, this decrease over prior year quarter is primarily due to our adoption of SFAS No. 142 effective January 1, 2002, which requires us to discontinue goodwill amortization.

Restructuring Charges.    The restructuring charge of $1.9 million for the three months ended September 30, 2002 consists of severance charges relating to worldwide personnel reductions as part of our strategy to align our cost structure with revenues and provide greater focus on partnerships and industry integration solutions for targeted vertical markets as announced in July 2002. There was a $2.8 million restructuring charge in the third quarter of 2001 consisting of a $0.5 million charge for severance and a $2.3 million charge for unoccupied lease space. (See Note 4 of Notes to Consolidated Condensed Financial Statements.)

Other Income (Expense), Net

Net other income (expense) represents interest income earned on cash and marketable securities balances and term license contracts, offset by borrowing costs related to certain contractual obligations.

Net other income (expense) was $30,000 for the three months ended September 30, 2002 as compared to ($0.2) million for the three months ended September 30, 2001 due to interest income on short-term investments, customer late payment fees and lower fees incurred in connection with our credit facility with Silicon Valley Bank (“SVB”).

Income Taxes

The provision for (benefit from) income taxes was ($0.1) million for the three months ended September 30, 2002 as compared to $0.2 million for the three months ended September 30, 2001. The provision for income taxes is based on the anticipated effective tax rates and taxable income for the full year taking into account each jurisdiction in which we operate. During the second quarter of 2001 we determined that taxable income for the full year of 2001 was unlikely to be sufficient to support the full value of the federal deferred tax asset. Consequently, our tax provision includes a full valuation reserve for that asset.

The Nine Months Ended September 30, 2002 Compared with The Nine Months Ended September 30, 2001

During the nine months ended September 30, 2002 we incurred a net (loss) of ($22.5) million compared to a net (loss) of ($55.3) million during the nine months ended September 30, 2001. Effective January 1, 2002, we adopted SFAS No. 142 and discontinued amortization of goodwill. On a comparable basis, the net (loss) as adjusted to exclude goodwill amortization for the nine-month periods ended September 30, 2002 and 2001 are as follows:

	Nine Months Ended
	September 30,
	2002	2001
	(In thousands)
Reported net (loss)	$(22,542)	$(55,300)
Adjustment for goodwill amortization	—	16,879

Net (loss), as adjusted	$(22,542)	$(38,421)

For the nine months ended September 30, 2002, our operating (loss) excluding non-cash stock option re-pricing benefits, amortization of intangibles, and restructuring charges was ($16.2) million versus ($23.7) million for the nine months ended September 30, 2001. Gross profit excluding non-cash stock option re-pricing benefits and amortization of intangibles decreased from $65.4 million for the nine months ended September 30, 2001 to $54.1 million for the nine months ended September 30, 2002. Product development expenses increased by $0.5 million, selling and marketing expenses decreased by $15.0 million and general and administrative expenses decreased by $4.3 million from the nine months ended September 30, 2001 to the nine months ended September 30, 2002.

Revenues

Total Revenues.    Total revenues decreased 15% from $94.1 million for the nine months ended September 30, 2001 to $79.6 million for the nine months ended September 30, 2002. This decrease resulted from decreased license and services revenues partially offset by increased revenues for maintenance.

Software Licensing.    Total software licensing revenues decreased 33% from $43.1 million for the nine months ended September 30, 2001 to $28.7 million for the nine months ended September 30, 2002 as a result of continued weakness in information technology spending, delayed purchasing decisions by customers, and phased purchasing by customers choosing to buy software in strategic increments rather than large one-time purchases. From the first nine months of 2001 to 2002 we experienced a 13% decrease in the number of license contracts exceeding $100,000, in addition to a 25% decrease in the average size of such contracts. Americas’ software licensing revenues decreased 35% from $28.9 million to $18.6 million, EMEA software licensing revenues decreased 42% from $12.6 million to $7.3 million and APAC software licensing revenues increased by $1.1 million from $1.7 million to $2.8 million.

Services.    Total services revenues decreased 17% from $26.0 million for the nine months ended September 30, 2001 to $21.6 million for the nine months ended September 30, 2002 due to decreases in Americas and EMEA services revenues primarily as a result of continued weakness in information technology spending causing decreases in billable hours, average billing rates and training revenues. We believe that these decreases are related to earlier declines in license revenues beginning in January 2002. Lower license revenues generally translate into reduced future service opportunities. Americas’ services revenues decreased 20% from $14.6 million to $11.6 million, EMEA services revenue decreased 16% from $10.7 million to $9.0 million and APAC services revenue increased $0.3 million from $0.8 million to $1.1 million. As discussed in Note 3 of the Notes to Consolidated Condensed Financial Statements, as a result of our adoption of EITF Issue No. 01-14 effective January 1, 2002, approximately $1.4 million and $1.8 million of out-of-pocket reimbursements are included as services revenues for the nine months ended September 30, 2002 and 2001, respectively.

Maintenance.    Total maintenance revenues increased 18% from $24.9 million for the nine months ended September 30, 2001 to $29.3 million for the nine months ended September 30, 2002 due to the cumulative increase in licensing and related maintenance contracts to our worldwide customer base, the recognition of approximately $1.0 million of revenues in back-maintenance fees and favorable renewal rates pertaining to the existing worldwide customer base. These factors offset the lower first year maintenance revenue generated as a result of lower license revenues. Americas’ maintenance revenues increased 12% from $16.3 million to $18.2 million, EMEA maintenance revenues increased 24% from $7.7 million to $9.6 million and APAC maintenance revenues increased 57% from $1.0 million to $1.5 million.

Cost of Revenues

Total Cost of Revenues.    Total costs of revenues decreased 11% from $31.6 million for the nine months ended September 30, 2001 to $28.1 million for the nine months ended September 30, 2002 due to decreased costs associated with lower license revenues, reductions in services personnel and consulting, and a non-cash stock option re-pricing benefit.

Total gross margins decreased marginally from 66% for the nine months ended September 30, 2001 to 65% for the nine months ended September 30, 2002. Total gross margins, excluding the impact of the non-cash stock option re-pricing benefit and intangibles amortization, were $54.1 million (68%) for the nine months ended September 30, 2002 compared to $65.4 million (70%) for the nine months ended September 30, 2001.

Cost of Software Licensing.    Total software licensing costs decreased 35% from $0.8 million for the nine months ended September 30, 2001 to $0.5 million for the nine months ended September 30, 2002 due to the decrease in software licensing revenues and related royalty expenses. Software licensing gross margin remained constant at 98% for the nine months ended September 30, 2001 and 2002.

Cost of Services exclusive of Non-Cash Stock Option Re-Pricing Benefits.    Total services costs decreased 14% from $22.6 million for the nine months ended September 30, 2001 to $19.3 million for the nine months ended September 30, 2002 as a result of decreases in compensation and travel costs in Americas due to headcount reductions and the redeployment of services personnel to assist in product development projects. Total services gross margin decreased from 13% for the nine months ended September 30, 2001 to 11% for the nine months ended September 30, 2002 as a result of the 17% decrease in services revenues in conjunction with an increase in EMEA services costs, partially offset by decreases in Americas’ services costs. Americas’ services costs decreased 28% from $14.0 million for the nine months ended September 30, 2001 to $10.1 million for the nine months ended September 30, 2002. Americas’ services gross margin increased from 3% for the nine months ended September 30, 2001 to 13% for the nine months ended September 30, 2002. EMEA services costs increased 10% from $7.6 million for the nine months ended September 30, 2001 to $8.4 million for the nine months ended September 30, 2002. EMEA services gross margin decreased from 29% for the nine months ended September 30, 2001 to 7% for the nine months ended September 30, 2002 as a result of the decrease in services revenues and increase in services costs. APAC services costs remained constant at $0.9 million for the nine months ended September 30, 2002 and 2001.

Cost of Maintenance exclusive of Non-Cash Stock Option Re-Pricing Benefits.    Total maintenance costs increased 8% from $5.3 million for the nine months ended September 30, 2001 to $5.8 million for the nine months ended September 30, 2002 to support the increase in the worldwide customer base. Total maintenance gross margin increased marginally from 79% for the nine months ended September 30, 2001 to 80% for the nine months ended September 30, 2002. Americas’ maintenance costs increased 9% from $3.1 million for the nine months ended September 30, 2001 to $3.4 million for the nine months ended September 30, 2002. Americas’ maintenance gross margins remained constant at 81% for the nine months ended September 30, 2002 and 2001. EMEA maintenance costs remained unchanged at $2.0 million for the nine months ended September 30, 2002 and 2001, and maintenance gross margins increased from 74% for the nine months ended September 30, 2001 to 79% for the nine months ended September 30, 2002. APAC maintenance costs increased from $0.3 million for the nine months ended September 30, 2001 to $0.4 million for the nine months ended September 30, 2002. APAC maintenance gross margins increased from 73% for the nine months ended September 30, 2001 to 77% for the nine months ended September 30, 2002.

Stock Option Re-Pricing Benefit.    We recorded a $0.3 million variable non-cash compensation benefit for the nine months ended September 30, 2002 for re-priced options granted to personnel generating services and maintenance revenues. We also recorded a variable non-cash compensation benefit of $0.7 million for the nine months ended September 30, 2002 for the re-priced options related to operating personnel (see below). There was no stock option re-pricing charge or benefit for the nine months ended September 30, 2001. (See Note 7 of Notes to Consolidated Condensed Financial Statements.)

Amortization of Intangibles.    Amortization of intangible assets remained constant at $2.9 million for the nine months ended September 30, 2002 and 2001.

Operating Expenses

Total Operating Expenses.    Total operating expenses decreased 36% from $115.2 million for the nine months ended September 30, 2001 to $73.2 million for the nine months ended September 30, 2002. This decrease is attributable to (i) a $16.9 million decrease in goodwill amortization due to our adoption of SFAS No. 142 effective January 1, 2002, which requires us to discontinue amortization of goodwill; (ii) a net $15.0 million decrease in selling and marketing expenses primarily representing reductions in staff and related expenses initiated as part of our fiscal year 2001 and 2002 restructuring activities and lower total incentives expense due to lower revenues; (iii) a decrease in restructuring charges as we recorded a charge of $8.1 million for both personnel and leased space reductions in the nine months ended September 30, 2001, as compared to a net charge of $3.0 million for the nine months ended September 30, 2002 which is comprised of severance charges due to personnel reductions and certain additional unoccupied leased space accruals, partially offset by reversals of severance and certain other leased space accruals recorded in 2001 (See Note 4 of Notes to Consolidated Condensed Financial Statements); (iv) a net $4.3 million reduction in general and administrative expenses (see below); (v) a $0.7 million non-cash stock option re-pricing benefit in 2002; and offset by (vi) a $0.5 million increase in product development expenses.

Product Development exclusive of Non-Cash Stock Option Re-Pricing Benefits.    Product development expenses increased 3% from $15.1 million for the nine months ended September 30, 2001 to $15.6 million for the nine months ended September 30, 2002 due to the redeployment of services personnel to work on various product development projects and increased compensation costs relating to increased headcount, partially offset by reductions in the use of subcontractors and decreased occupancy costs.

Selling and Marketing exclusive of Non-Cash Stock Option Re-Pricing Benefits.    Selling and marketing expenses decreased 30% from $50.2 million for the nine months ended September 30, 2001 to $35.2 million for the nine months ended September 30, 2002. This was due to lower total incentives expense due to lower revenues, as well as sales staff reductions in the Americas and EMEA from September 30, 2001 to September 30, 2002, as a result of the shift in our sales strategy from increasing the number of sales personnel to relying more heavily on systems integrators and technology partners who resell, embed or bundle our software and industry integration solutions. This decrease is partially offset by an increase in APAC selling and marketing expenses due to geographical market expansion activities. Americas’ selling and marketing expenses decreased 26% from $28.6 million for the nine months ended September 30, 2001 to $21.3 million for the nine months ended September 30, 2002 due to lower incentives expense of $2.4 million, as well as sales staff reductions resulting in a $1.6 million decrease in compensation costs and related reductions in occupancy, travel, training and recruiting costs of $2.3 million, decreases of $2.2 million in consulting and marketing costs, partially offset by an increase of $0.7 million in third party sales commissions. EMEA selling and marketing expenses decreased 41% from $20.0 million for the nine months ended September 30, 2001 to $11.8 million for the nine months ended September 30, 2002 due to lower incentives expense of $1.8 million, as well as sales staff reductions resulting in decreases in compensation costs of $3.6 million and related occupancy, travel, and recruiting costs of $1.3 million and reduced spending of $0.7 million for consultants and marketing. APAC selling and marketing expenses increased 38% from $1.5 million for the nine months ended September 30, 2001 to

$2.1 million for the nine months ended September 30, 2002 primarily due to market expansion activities.

General and Administrative exclusive of Non-Cash Stock Option Re-Pricing Benefits.    General and administrative expenses decreased 18% from $23.9 million for the nine months ended September 30, 2001 to $19.5 million for the nine months ended September 30, 2002. Americas’ general and administrative expenses decreased 36% from $18.8 million for the nine months ended September 30, 2001 to $11.9 million for the nine months ended September 30, 2002 due to (i) lower personnel costs of $1.1 million as a result of second and third quarter 2001 restructuring activities and lower bonus expenses of $0.8 million due to lower revenues; (ii) reductions in professional and consulting fees of $2.1 million; (iii) reduced legal costs of $2.3 million, including $0.8 million of reimbursements of fees from insurance companies; and (iv) lower recruiting costs. EMEA general and administrative expenses increased 71% from $3.8 million for the nine months ended September 30, 2001 to $6.4 million for the nine months ended September 30, 2002 primarily due to the expansion of EMEA’s management and infrastructure to support the sales offices. APAC general and administrative expenses decreased from $1.3 million for the nine months ended September 30, 2001 to $1.1 million for the nine months ended September 30, 2002.

Amortization of Goodwill and Intangibles.    Amortization of goodwill and intangible assets decreased by $17.2 million from $17.9 million for the nine months ended September 30, 2001 to $0.7 million for the nine months ended September 30, 2002. As noted above, this decrease over prior year is primarily due to our adoption of SFAS No. 142 effective January 1, 2002, which requires us to discontinue goodwill amortization.

Stock Option Re-Pricing Benefit.    As discussed above, we recorded a variable non-cash compensation benefit of $0.7 million during the first nine months of 2002 related to the re-pricing of certain fixed stock option awards previously granted to certain product development, sales and marketing and general and administrative employees in November of 2000. There was no stock option re-pricing charge or benefit for the nine months ended September 30, 2001. (See Note 7 of Notes to Consolidated Condensed Financial Statements.)

Restructuring Charges.    The restructuring charge of $3.0 million for the nine months ended September 30, 2002 consists of $1.9 million of severance charges relating to worldwide personnel reductions as part of our strategy to provide greater focus on partnerships and industry integration solutions for targeted vertical markets as announced in July 2002, a $1.4 million increase in our Americas restructuring accrual for unoccupied lease space based on revised estimates for the commencement of future possible sublease activities, offset by a $0.1 million reversal of Americas restructuring reserve accruals related to severance and a $0.2 million reversal of EMEA restructuring reserve accruals related to leased space. There was an $8.1 million restructuring charge in the nine months ended September 30, 2001 consisting of a $2.9 million charge for severance and a $5.2 million charge for unoccupied lease space. (See Note 4 of Notes to Consolidated Condensed Financial Statements.)

Other Income (Expense), Net

Net other income (expense) was ($0.1) million for the nine months ended September 30, 2002 as compared to ($22,000) for the nine months ended September 30, 2001 primarily due to fees incurred in connection with our credit facility with SVB.

Income Taxes

The provision for income taxes was $0.7 million for the nine months ended September 30, 2002 as compared to $2.6 million for the nine months ended September 30, 2001. The provision for income taxes is based on the anticipated effective tax rates and taxable income for the full year taking into account each jurisdiction in which we operate. During the second quarter of 2001 we determined that taxable income for the full year of 2001 was unlikely to be sufficient to support the full value of the federal deferred tax asset. Consequently, our tax provision includes a full valuation reserve for that asset.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $8.0 million to $20.2 million at September 30, 2002 from $28.2 at December 31, 2001 primarily due to cash flow used in operations of $12.0 million and purchases of software and computer equipment of $2.4 million, offset by (i) $3.0 million reclassified from restricted non-current assets as a result of an amended credit agreement (See Note 9 of Notes to Consolidated Condensed Financial Statements); (ii) $2.6 million in proceeds from the exercise of employee stock options, warrants and purchases of stock under the ESPP; and (iii) net $0.9 million from financing of certain fiscal 2002 annual insurance premiums. As compared with September 30, 2001, our cash and cash equivalents increased $12.9 million from $7.3 million at September 30, 2001 primarily as a result of proceeds realized from the sale of Common Stock through a private placement completed in December of 2001, which resulted in net proceeds of approximately $14.5 million.

Operating Activities

Operating activities consumed cash of $12.0 million during the nine months ended September 30, 2002 compared to consuming cash of $12.9 million during the nine months ended September 30, 2001. Our net loss was $22.5 million and $55.3 million for the nine months ended September 30, 2002 and 2001, respectively, of which $7.0 million and $24.5 million related to non-cash depreciation and amortization. Revenues for the nine months ended September 30, 2002 were $79.6 million as compared to $94.1 million for the nine months ended September 30, 2001. As a result of this decline in revenues, we reduced our workforce during the second and third quarters of 2001 and again in the third quarter of 2002 to bring our cost structure in line with our revenues. However, as discussed below, we have determined that additional reductions in expenses are needed.

Net accounts receivable decreased 46% from $29.0 million at December 31, 2001 to $15.7 million at September 30, 2002 as a result of the decrease in revenues discussed above, as well as improved collections. The number of days sales in net accounts receivable decreased from 75 days at December 31, 2001 to 56 days at September 30, 2002 as we continued to improve our collection efforts. The allowance for doubtful accounts decreased from $3.9 million at December 31, 2001 to $2.0 million at September 30, 2002 due primarily to a $1.9 million dollar write-off against the allowance related to the settlement of a legal matter in the first quarter of 2002.

Continued improvements in accounts receivable collections resulted in a decrease in the number of days sales outstanding from 78 days at September 30, 2001 to 56 days at September 30, 2002. This contributed to cash flows from accounts receivable of $13.9 million for the nine months ended September 30, 2002 as compared to $6.7 million for the nine months ended September 30, 2001.

Current liabilities decreased 13% from $51.0 million at December 31, 2001 to $44.5 million at September 30, 2002. Accounts payable decreased 34% from $7.6 million to $5.0 million due to lower expense levels and the timing of payments. Accrued expenses and other current liabilities decreased 4% from $21.1 million to $20.3 million due primarily to a $2.0 million decrease in accrued incentives and other compensation costs, offset by the financing of certain insurance premiums resulting in current notes payable balances of $0.9 million at September 30, 2002. Current portion of deferred revenue decreased 14% from $22.3 million to $19.2 million due primarily to the recognition of approximately $1.5 million in license revenue, which was deferred at year-end 2001.

We utilized cash to pay down accounts payable and accruals of $3.5 million in the first nine months of 2002, as compared to an increase of payables and accruals of $4.0 million for the first nine months of 2001. Deferred revenues increased by $4.5 million in the first nine months of 2001, and were subsequently recognized as revenues in 2002.

Our short-term operating commitments include operating lease payments over the next twelve months of approximately $7 million, including approximately $2 million for certain office space in Wilton, CT, which we do not occupy. Should we negotiate an early termination of this lease, our quarterly cash flows may be impacted. While we are seeking to enter into a sublease agreement relating to this facility, if we are unable to enter into a sublease agreement for this space by June 30, 2003, we may need to record an additional charge for estimated future rent payments required to be made by us until such time as the space is sublet.

As of September 30, 2002, we had accruals of $3.9 million, after considering insurance recoveries, related to costs associated with outstanding legal contingencies, of which $1.1 million is payable in cash in October 2002. A significant increase in the estimate of the cost of settlement of these contingencies could have a material adverse effect on our consolidated financial position or results of operations. In addition, we may be required to make cash payments, which would decrease our cash and cash equivalents.

As discussed above, we used cash flow of $12.0 million in our operations in the nine months ended September 30, 2002. As a result of our lower than anticipated revenues and our decision to supplement our direct sales force with greater reliance on third party sales forces, we reduced our global workforce by 97 positions in the third quarter of 2002, primarily in the areas of sales and professional services, and accordingly recorded a severance charge of $1.9 million in the three months ended September 30, 2002. The cost savings from these workforce reductions will be partially offset by greater partner referral commissions in connection with our reliance on third party sales forces. On October 28, 2002, we announced that we would begin implementing at least $15 million in new annual cost cutting initiatives in an effort to better align delivery capacity with customer demand and to reduce cash used in our operations. Additionally, we announced that we had frozen all management salaries and suspended annual increases until such time that business conditions and our operating results improved. These initiatives will reduce our global workforce by approximately 20% to a level below 450 employees, including significant reductions in our international operations as we continue to focus our distribution efforts through strategic partners globally. As such, we expect to record additional restructuring charges in future quarters. We anticipate that if we are unable to grow our revenues on a sequential basis, we will continue to utilize cash in our operations, excluding the impact of potential cash payments for the contingencies discussed in Note 9 of the Notes to the Consolidated Condensed Financial Statements.

Investing Activities

Investing activities provided cash of $0.5 million during the nine months ended September 30, 2002 compared to consuming cash of $1.4 million during the nine months ended September 30, 2001. Investing activities in the first nine months of 2002 included a $2.4 million net investment in software for management reporting systems, furniture, fixtures and equipment, offset by a net $2.9 million decrease in restricted collateral deposits as discussed below. Investing activities in the first nine months of 2001 included a $3.3 million net investment in furniture, fixtures and equipment, a $1.5 million increase in the restricted collateral deposit in connection with a facility lease, partially offset by a $3.4 million liquidation of investments in marketable securities.

Our expenditures for furniture, fixtures, software and equipment are expected to be approximately $4 million for the next twelve months, including approximately $0.7 million to implement a new enterprise relationship management system. In addition, notes payable and capital lease commitments over the next twelve months are expected to be approximately $1.3 million.

Financing Activities

Financing activities generated cash of $2.8 million during the nine months ended September 30, 2002 compared to $3.7 million during the nine months ended September 30, 2001. Financing activities for the first nine months of 2002 included $1.5 million of borrowings related to the financing of certain insurance premiums, $1.8 million of proceeds from employee stock plan purchases, $0.7 million of proceeds from the exercise of employee stock options and $0.1 million of proceeds from the exercise of stock purchase warrants, partially offset by $0.6 million of financed insurance premium principal payments, $0.4 million of capital lease principal payments and $0.2 million of expenses relating to our December 2001 private placement issuance of stock to certain investors. Financing activities for the first nine months of 2001 included $1.6 million in net proceeds from the private placement issuance of stock to Mitsui and Co., Ltd., $1.7 million of proceeds from employee stock plan purchases, $0.7 million of borrowings related to the financing of certain insurance premiums, $0.2 million of proceeds from the exercise of employee stock options and $0.2 million of proceeds from the exercise of stock purchase warrants, partially offset by $0.3 million of capital lease principal payments and $0.3 million of financed insurance premium principal payments.

In June 2000, we obtained a $1.2 million letter of credit from Fleet Bank in connection with a new headquarters office lease. At Fleet Bank’s request we provided a $1.5 million restricted collateral deposit as security for the outstanding letter of credit. In January 2001, we increased the letter of credit to $2.5 million and the related restricted collateral deposit to $3.0 million. This letter of credit was terminated in June 2002 and replaced with a letter of credit for a similar amount with SVB as discussed below.

In June 2001, we finalized a credit facility with SVB. The maximum amount available under the facility is $15.0 million, of which up to $4.0 million may be used for letters of credit pursuant to an amendment in June 2002. As of September 30, 2002, a $2.5 million letter of credit was outstanding under the facility and is secured by approximately $4 million of domestic accounts receivable. In addition, as of September 30, 2002, the maximum eligible accounts receivable for borrowings, which exclude the aforementioned accounts receivable securing the letter of credit, were approximately $10 million. Borrowings may not exceed 80% of eligible accounts receivable, as defined in the credit facility agreement and are subject to bank approval. Borrowings are also subject to us maintaining compliance with the terms of the facility. The agreement, as amended, requires that we maintain a ratio of eligible domestic accounts receivable to outstanding letters of credit of 1.6 to 1.0. The Adjusted Quick Ratio, as amended in August 2002, requires us to maintain a ratio of 1.1 to 1.0 through the expiration date of the facility on November 27, 2002. We were in compliance with both ratios as of September 30, 2002.

Upon the expiration of the agreement relating to the facility, or upon a default in the agreement, we will be required to place cash in a restricted account for up to 105% of the amounts of outstanding letters of credit, which would result in a reclassification of such amounts from cash into long-term assets in the Consolidated Balance Sheet. In addition, such default could result in SVB terminating the credit facility and our being required to pay a $0.2 million termination fee. Since inception, excluding the aforementioned letter of credit, no borrowings have been made under this facility. We are seeking to renegotiate the facility to extend it beyond its scheduled termination or, alternatively, seek to negotiate a similar facility with another party.

Cash Flow and Funding Requirements

We believe that current cash and cash equivalent balances ($20.2 million at September 30, 2002), without regard to our SVB credit facility, will be sufficient to meet our needs associated with cash shortfalls in any one quarter and are sufficient to meet anticipated needs through September 30, 2003 including working capital, severance payments associated with restructuring activities announced in October 2002, capital expenditures of approximately $4 million, notes payable and capital lease commitments of approximately $1.3 million, and $1.1 million for legal matters settled in October 2002. However, any projections of future cash needs and cash flows are subject to uncertainty. A continued downturn in information technology spending or our failure to timely implement additional cost cutting measures could have a material adverse impact on our consolidated financial position or consolidated results of operations. Furthermore, a significant increase in the cost of satisfying legal contingencies in excess of amounts accrued and insurance coverages could have a material adverse impact on our consolidated financial position or consolidated results of operations. Our long-term capital needs will depend on numerous factors, including the rate at which we are able to obtain new business from clients, and the expenses associated with the expansion or reduction of our personnel and infrastructure to accommodate such business, as well as the rate at which we choose to invest in new technologies and/or launch new products and services in order to be competitive. (See “Factors that May Affect Future Results” below.)

If current cash, cash equivalents, cash that may be generated from operations and any then available credit facility are deemed to be insufficient to satisfy our liquidity requirements, we will likely attempt to sell additional equity securities and/or debt securities. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue debt or additional equity securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all. A failure to obtain such financing may adversely impact our business. In addition, if we are unable to generate substantial improvements in cash flows, our goodwill or our purchased technology intangible assets may become impaired and we would have to record a charge for impairment, which may be material to our financial position and results of operations.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”

We adopted the provisions of SFAS No. 141 as of July 1, 2001 and the provisions of SFAS No. 142 as of January 1, 2002. Amortization of goodwill and intangible assets with indefinite useful lives acquired in business combinations completed before July 1, 2001 was discontinued as of January 1, 2002. Had SFAS No. 142 been in effect for the prior year, the net loss for the three and nine months ended September 30, 2001 would have been ($6.3) million and ($38.4), respectively, and net loss per share would have been ($0.21) and ($1.27), respectively (see Note 5 of the Notes to the Consolidated Condensed Financial Statements).

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We had up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and we would be required to perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, we would be required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in our Consolidated Statements of Operations. We completed the transitional impairment test for our goodwill in the second quarter of 2002 and determined that goodwill was not impaired and therefore did not require the recognition of any transitional impairment losses.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We would also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS No. 143 on January 1, 2003. Management does not expect the adoption of SFAS No. 143 to have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a significant impact on our financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” in January 2002. We adopted EITF Issue No. 01-14 on January 1, 2002 and have presented these reimbursements as services revenues for current year periods and have reclassified amounts in prior year periods to conform to this presentation. These reimbursements are primarily for travel related expenses incurred for services personnel and totaled approximately $0.5 million and $0.6 million for the three months ended September 30, 2002 and 2001, respectively, and $1.4 million and $1.8 million for the nine months ended September 30, 2002 and 2001, respectively. The adoption of Issue No. 01-14 did not impact our financial position, operating loss or net loss.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred as opposed to recognition on the date an entity commits to an exit plan as previously required under EITF Issue No. 94-3. We are required to adopt SFAS No. 146 for exit and disposal activities initiated after December 31, 2002.

Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to our financial statements.

Conversion to a Single European Currency

We generate revenues in a number of foreign countries. The conversion to a single European currency (the “Euro”) did not have a material impact on our financial results.

Factors That May Affect Future Results

You should consider the following risk factors carefully before making an investment decision. Our business, results of operations, and financial condition could be adversely affected by any of the following factors. The market price of our Common Stock could decline due to any of these risks, and you could lose all or part of your investment.

Our quarterly and annual operating results are volatile and difficult to predict and may cause our stock price to fluctuate

Our quarterly and annual operating results have varied significantly in the past and may continue to do so in the future. We had operating losses for the nine months ended September 30, 2002 and for the year ended December 31, 2001 and may continue to have losses in the future. In the past, our operating results were below the expectations of public market analysts and investors, and below guidance we had given to investors. This may occur in the future and if our revenues and operating results do not meet expectations, our stock price could further decline which may result in potential customers choosing other vendors.

In 2001 and July 2002, we announced restructuring plans to reduce our cost structure. These plans consisted of certain work force reductions across the Company, closing and reducing some of our office facilities. In October 2002, we announced the development of additional restructuring plans. We have also announced a strategic plan to provide greater focus on partnerships and industry integration solutions for targeted vertical markets. Our restructuring plans that have been and will be implemented remain unproven, and could result in increased volatility in and have an adverse effect on our stock price. Our focus on partnerships and industry integration solutions for targeted vertical markets may result in longer sales cycles, and any delay in obtaining larger contracts may have an adverse impact on operating results. We believe that investors should not rely on period-to-period comparisons of our results of operations, as they are not necessarily indications of our future performance.

Our future success depends on retaining our key personnel and attracting and retaining additional highly qualified employees

Other than Roy King, our Chairman, Chief Executive Officer and President, all of our employees are employed at-will and we have no fixed-term employment agreements with our employees. The loss of the services of any of our key employees could harm our business.

Our future success also depends on our ability to attract, train and retain highly qualified sales, research and development, professional services and managerial personnel, particularly sales, and research and development personnel. Competition for these personnel is intense. We may not be able to attract, assimilate or retain qualified personnel. We have at times experienced, and we continue to experience, difficulty in recruiting qualified personnel in certain areas, and we anticipate these difficulties may continue in the future. Furthermore, we have in the past experienced, and in the future expect to continue to experience, a significant time lag between the date sales, research and development and professional services personnel are hired and the date these employees become fully productive.

It would be difficult for us to materially or immediately adjust our spending if we experience any revenue shortfalls

Our revenues have been and will continue to be difficult to predict and we have in the past failed and may continue to fail to achieve our revenue expectations or any revenue level that would ultimately enable us to operate profitably. Our expense levels are based, in part, on our expectation of future revenues, and expense levels are, to a large extent, fixed in the short term. We may be unable to materially adjust spending in a timely manner to compensate for any revenue shortfall. If revenue levels are below expectations for any reason, our operating results and cash flows are likely to be harmed. Net income may be disproportionately affected by a reduction in revenue because large portions of our expenses are related to headcount that may not be easily reduced without harming our business. If cash flows are negatively impacted, there can be no assurance that our existing cash and accounts receivable financing arrangement will be sufficient to meet cash needs or will be available in the future, as there is no assurance that we will be able to draw down upon or replace our existing line of credit. In July 2002 and again in October 2002, we announced certain restructuring plans aimed at reducing expenses. There can be no assurance that such reductions will ultimately enable us to operate profitably. Furthermore, the ongoing reduction of expenses may impact our ability to develop, introduce and market new products or enhancements to existing products necessary to compete effectively in the marketplace.

We may experience seasonal fluctuations in our revenues or results of operations

It is not uncommon for software companies to experience strong calendar year ends followed by weaker subsequent quarters, in some cases with sequential declines in revenues or operating profit. We believe that many software companies exhibit this pattern in their sales cycles primarily due to customers’ buying patterns and budget cycles. We have displayed this pattern in the past and may display this pattern in future years.

We have been and may continue to be impacted by the overall economy and the downturn in information technology spending

As a result of, among other things, recent unfavorable economic conditions including the continuing impact of the events of September 11, 2001, we have seen certain of our vertical markets reduce information technology spending. As a result, our software licensing revenues have declined in the nine months ended September 30, 2002 and fiscal year 2001 in total and as a percentage of our total revenues as compared to the prior year. In particular, sales to e-commerce and Internet businesses, value-added resellers and independent software vendors were adversely impacted during the first three quarters of 2002 and during the year 2001. Sales to financial services firms have been impacted in the first three fiscal quarters of 2002 and the fourth fiscal quarter of 2001. If the unfavorable economic conditions with respect to information technology spending in the United States continue and/or worsen, or if a wider global slowdown continues and/or worsens, we may experience a material adverse impact on our revenues and collections of our accounts receivable, and the value of our goodwill or purchased technology may become impaired.

We may have difficulty raising additional funding

If current cash, cash equivalents, cash that may be generated from operations and any then available credit facility are deemed to be insufficient to satisfy our liquidity requirements, we may attempt to sell additional equity securities and/or debt securities. The sale of additional equity or equity-related securities, if achieved, would result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all. A failure to obtain such financing may adversely impact our business. In addition, if we are unable to generate substantial improvements in cash flows, our goodwill or our purchased technology intangible assets may become impaired and we would have to record a charge for impairment, which may be material to our financial position and results of operations.

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

We may face significant risks in our international operations

International revenues accounted for approximately 39% of our total revenues for the nine months ended September 30, 2002 and 37% of our total revenues for 2001. Successful operation of our international sales and marketing efforts requires management attention and financial resources. Additionally, significant time is required to customize our products for selected international markets and to develop international sales and support channels. We recently announced our intention to reduce certain of our international operations and focus more on expanding distribution through independent resellers and strategic partners, which may adversely impact our ability to develop and market our products internationally. International operations involve a number of additional risks, including the following:

•	dependence on independent resellers and distribution partners;

•	impact of possible recessionary environments in economies outside the United States;

•	foreign currency exchange rate fluctuations;

•	longer receivables collection periods and greater difficulty in accounts receivable collection;

•	unexpected changes in regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	tariffs and other trade barriers;

•	the burdens of complying with a variety of foreign laws;

•	potentially adverse tax consequences; and

•	political instability.

To the extent that our international operations may expand if at all, either as a result of supporting our distribution partners, or increasing our direct sales and marketing activities as a result of an improvement in the information technology spending environment, an increasing portion of our international license and service and other revenues will be denominated in foreign currencies. We do not currently engage in foreign currency hedging transactions. However, to the extent revenues may increase in international markets, exposures to gains and losses on foreign currency transactions may increase. We may choose to limit our exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. The currency exchange strategy that we adopt may not be successful in avoiding exchange-related losses. In addition, the above-listed factors may cause a decline in our future international revenue and, consequently, may harm our business. We may not be able to sustain or increase revenue that we derive from international sources.

We may experience difficulties in developing and introducing new or enhanced products necessitated by technological changes

Our future success will depend, in part, upon our ability to anticipate changes, to enhance our current products and to develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. Development of enhancements to existing products and new products depend, in part, on a number of factors, including the following:

•	the timing of releases of new versions of applications systems by vendors;

•	the introduction of new applications, systems or computing platforms;

•	the timing of changes in platforms;

•	the release of new standards or changes to existing standards;

•	changing customer requirements; and

•	the availability of cash to fund development.

Our product enhancements or new products may not adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. We have in the past experienced delays in the introduction of product enhancements and new products and we may experience delays in the future. Furthermore, as the number of applications, systems and platforms supported by our products increases, we could experience difficulties in developing, on a timely basis, product enhancements which address the increased number of new versions of applications, systems or platforms served by our existing products. If we fail, for technological or other reasons, including our inability to properly fund our research and development efforts, to develop and introduce product enhancements or new products in a timely and cost-effective manner, or if we experience any significant delays in product development or introduction, our customers may delay or decide against purchases of our products, as our products may be rendered obsolete.

The success of our products will also depend upon the success of the platforms we target

We may, in the future, seek to develop and market enhancements to existing products or new products, which are targeted for or which may be embedded in applications, systems or platforms that we believe will achieve commercial acceptance. This could require us to devote significant development, sales and marketing personnel, as well as other resources, to these efforts, which would otherwise be available for other purposes. We may not be able to successfully identify these applications, systems or platforms, and even if we do so, we may not achieve commercial acceptance or we may not realize a sufficient return on our investment. Failure of these targeted applications, systems or platforms to achieve commercial acceptance or our failure to achieve a sufficient return on our investment could harm our business.

The success of our products will also depend upon the success of the vertical industries we target

We have in the past, and may, in the future, seek to develop and market our existing products or new products, which are targeted for certain vertical industries such as financial services, healthcare, manufacturing, retail and distribution that we believe will achieve commercial acceptance. This could require us to devote significant development, sales and marketing personnel, as well as other resources, to these efforts, which would otherwise be available for other purposes. We may not be able to successfully identify these vertical industries, and even if we do so, we may not achieve commercial acceptance or we may not realize a sufficient return on our investment. Failure of our products in these targeted vertical industries to achieve commercial acceptance or our failure to achieve a sufficient return on our investment could harm our business.

The success of our products will also depend upon the access to and success of technologies of third parties

We have in the past, and may, in the future, seek to identify products or technologies in which we may embed or bundle our products, or in which our products may be embedded or bundled. Additionally, our products often depend upon access to certain interfaces used for interoperation between external software products and packaged application software. In each case, if a third party technology provider fails to (i) maintain its viability; (ii) provide fully-functional components and/or support for its products; and/or (iii) provide timely access to its products on commercially reasonable terms, our business may be harmed.

We may not successfully expand our sales and distribution channels

An integral part of our strategy is to expand our indirect sales channels, including strategic partners, value-added resellers, independent software vendors, systems integrators and distributors. While we believe this will prove to be a successful strategy, such sales will be at lower unit prices, may limit our direct contact with customers (potentially inhibiting future follow-up sales) and places us in a position of depending upon the reseller to achieve customer satisfaction, and could result in these resellers selling to customers to whom we may otherwise have sold directly. In the nine months ended September 30, 2002 and for the year ended December 31, 2001, 29% and 27%, respectively, of our total license revenues came from those sources. We may not be successful in expanding the number of indirect distribution channels for our products. If we are successful in increasing our sales through indirect sales channels, we expect that those sales will be at lower per unit prices than sales through direct channels, and revenue we receive for each sale will be less than if we had licensed the same product to the customer directly. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered.

Even if we successfully expand our indirect distribution channels, any new strategic partners, value-added resellers, independent software vendors, system integrators or distributors may offer competing products, or have no minimum purchase requirements of our products. These third parties may also lack the technical expertise required to market and support our products successfully. If these third parties do not provide adequate levels of services and technical support, our customers could become dissatisfied, and we may have to devote additional resources for customer support. Additionally, our brand name and reputation could be harmed. Selling products through indirect sales channels could cause conflicts with the selling efforts of our direct sales force.

Our strategy of marketing products directly to end-users and indirectly through value-added resellers, independent software vendors, systems integrators and distributors may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although we attempt to manage our distribution channels to avoid potential conflicts, channel conflicts may harm our relationships with existing value-added resellers, independent software vendors, systems integrators or distributors; or impair our ability to attract new value added resellers, independent software vendors, systems integrators and distributors.

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

We expect that we will continue to face pricing pressures from our current competitors and new market entrants. Our competitors may engage in pricing practices that may reduce the average selling prices of our products and related services. To offset declining average selling prices, we believe that we must successfully introduce and sell enhancements to existing products and new products on a timely basis. We must also develop enhancements to existing products and new products that incorporate features that can be sold at higher average selling prices. To the extent that enhancements to existing products and new products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher average selling prices, our operating margins may decline. In light of our recently announced cost reductions, our ability to introduce and sell enhancements to existing products and new products on a timely basis may be adversely impacted.

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

It is not known how courts will interpret both existing and any new laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business or our clients’ business, which may have an indirect affect on our business. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, or results of operations and financial condition.

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

We have only limited protection for our proprietary technology

Our success is dependent upon our proprietary software technology. We protect our technology as described herein but this may not prevent misappropriation or development by third parties of similar products. We do not have any patents and we rely principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our technology. As a rule, we enter into confidentiality and/or license agreements with our employees, distributors and customers, and we limit access to and distribution of our software, documentation and other proprietary information by employees, distributors and customers. The steps taken by us may not be sufficient to prevent misappropriation of our technology, and such protections do not preclude competitors from developing products with functionality or features similar to our products. Furthermore, it is possible that third parties will independently develop competing technologies that are substantially equivalent or superior to our technologies. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, which could pose additional risks of infringement as we continue to operate internationally. Our failure or inability to protect our proprietary technology could have a material adverse effect on our business.

Although we do not believe that our products infringe the proprietary rights of any third parties, infringement claims could be asserted against us or our customers in the future. Additionally, to the extent that we bundle other technologies with our products, or have our products bundled with other technologies, infringement claims against us, our customers or our technology partners, could be asserted. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights, or for purposes of establishing the validity of our proprietary rights. Litigation, either as plaintiff or defendant, would cause us to incur substantial costs and divert management resources from productive tasks whether or not such litigation is resolved in our favor, which could have a material adverse effect on our business. Parties making claims against us or customers for which we are subject to payment of indemnification could recover substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to license our products in the United States or abroad. Such a judgment could have a material adverse effect on our business. If it appears necessary or desirable, we may seek licenses to intellectual property that we are allegedly infringing. Licenses may not be obtainable on commercially reasonable terms, if at all. The failure to obtain necessary licenses or other rights could have a material adverse effect on our business. As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time-consuming and expensive to defend and could adversely affect our business. We are not aware of any currently pending claims that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties.

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

Under certain circumstances, our source code could be released to our customers

Under the terms of certain of our license agreements, the source code for our products is placed in escrow. In these instances, our customers are granted a limited, non-exclusive license to use this code if we fail to provide required maintenance services and technical support, cease to do business as a going concern, or have been adjudged to be, or filed a voluntary petition for, bankruptcy. If our source code is released to customers, then our business could be seriously harmed.

The ultimate outcome of pending securities litigation is uncertain

After the restatement of our first quarter 2000 earnings and the adjustment to previously disclosed second quarter 2000 results, we were named in a series of similar purported securities class action lawsuits, which have been consolidated into one matter (“class action”). In addition, a derivative action was filed on October 25, 2002. The class action alleges violations of United States securities law and the shareholder derivative action asserts breach of fiduciary duty and certain other claims. Both matters seek an unspecified award of damages. We believe that the allegations in each of the aforementioned complaints are without merit, and they will be contested vigorously. While we have entered into an agreement to settle the class action and we believe each of these matters are covered by insurance, our insurance carriers have reserved their rights with respect to the class action and may do the same with respect to the derivative action. There can be no guarantee as to the ultimate outcome of these pending matters or whether the ultimate outcome of either lawsuit may have a material adverse effect on our financial position or results of our operations.

Our stock price has fluctuated and could continue to fluctuate

The trading price of our Common Stock has fluctuated widely in the past and may be significantly affected by a number of factors, including the following:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations or new products by us or our competitors;

•	developments with respect to patents, copyrights or proprietary rights;

•	conditions and trends in the software or other industries; and

•	general market conditions.

In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have particularly affected the market prices for the stock of technology companies. These broad market fluctuations may cause the market price of our Common Stock to decline. The following table shows the high and low sale prices of our Common Stock as reported on the NASDAQ National Market System for the past two years and for the first, second and third quarters of 2002:

	Reported Sale Price
	High	Low
2000
First Quarter	149.875	47.00
Second Quarter	84.00	26.75
Third Quarter	70.375	13.438
Fourth Quarter	16.188	2.81

2001
First Quarter	12.188	3.25
Second Quarter	3.75	1.40
Third Quarter	2.47	0.95
Fourth Quarter	9.44	1.09

2002
First Quarter	10.15	3.91
Second Quarter	5.65	1.38
Third Quarter	1.97	1.09

Our stock price has traded below $1.00 and may be subject to delisting from NASDAQ

The share price of our stock has recently traded below $1.00. If our stock trades for 30 consecutive business days below $1.00, NASDAQ’s Listing Qualifications Department may send a deficiency notice to us, advising that we have been afforded a “grace” period to regain compliance with the $1.00 bid price requirement. If we are unable to regain compliance, our shares may be delisted from NASDAQ which would make our securities less-marketable which could impair our ability to raise additional financing and secure additional business as a result of customers, vendors and partners reluctance to enter into transactions with a delisted company.

Our stockholder rights plan, corporate governance structure and governing law may delay or prevent our acquisition by another company

Our corporate governing documents as well as Delaware law contain provisions that could make it more difficult for a third party to attempt to acquire or gain control of our Company. These provisions include:

•
our Board of Directors can issue shares of preferred stock without any vote or action by the stockholders and this stock could have rights superior to those of existing stockholders and could impede the success of any acquisition attempt by another company;

•
we adopted a stockholders rights plan which permits existing stockholders to purchase a substantial number of shares at a substantial discount to the market price if a third party attempts to gain control on a large equity position in our Company;

•	a stockholder must give our Board of Directors prior notice of a proposal to take action by written consent;

•
a stockholder must give advance notice to the Board of Directors before stockholder-sponsored proposals may receive consideration at annual meetings and before a stockholder may make nominations for the election of directors;

•	vacancies on the Board of Directors may be filled until the next annual meeting of stockholders only by majority vote of the directors then in office; and

•	stockholders cannot call special meetings of stockholders.

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

Future sales of our common stock by our stockholders could cause our stock price to decline

As of November 8, 2002, we have outstanding warrants to purchase an aggregate of 1,163,119 shares of Common Stock and also options to purchase an aggregate of 8,739,032 shares of Common Stock granted under our directors’ and employee option plans. The number of shares issuable upon exercise of warrants are subject to adjustment pursuant to anti-dilution provisions. Holders of such warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided in such warrants and options. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms could be affected. Exercise of warrants and options may result in dilution to existing stockholders.

Sales of a significant amount of Common Stock in the public market by existing shareholders, including holders of warrants and options, could adversely affect the market price of the Common Stock, and it may make it more difficult for us to sell our Common Stock in the future at times and for prices that we deem appropriate. Several of our stock and warrant holders are parties to registration rights agreements with us under which we are required to register their stock for sale to the public. In January 2002, we filed a Registration Statement covering resale of an aggregate of 3,577,883 shares, which was declared effective in March of 2002. Sale of the shares of Common Stock covered by such Registration Statement, or even the registration and/or availability of such shares for sale, may have an adverse effect on the market price of our stock from time to time.

Our industry is experiencing consolidation that may intensify competition

The software industry is undergoing substantial change which has resulted in increasing consolidation and a proliferation of strategic transactions. Many companies in these industries have been going out of business or are being acquired by competitors. As a result, we are increasingly competing with larger competitors that have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

•
competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services;

•
suppliers of important or emerging technologies could be acquired by a competitor or other company which could prevent us from being able to utilize such technologies in our offerings, and disadvantage our offerings relative to those of competitors;

•	a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services; and

•
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

We could lose strategic relationships that are essential to our business

With our increasing reliance on strategic partners to distribute our products, the loss of certain current strategic relationships or key licensing arrangements, the inability to find other strategic partners or the failure of our existing relationships to achieve meaningful positive results for us could harm our business. We rely in part on strategic relationships to help us:

•	increase adoption of our products through distribution arrangements;

•	acquire desirable or necessary technology components and intellectual property rights;

•	enhance our brand; and

•	increase the performance and utility of our products and services.

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

Foreign Currency Exchange Rates

Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the nine months ended September 30, 2002, 39% of our total revenue was generated from international sources and the net assets of our foreign subsidiaries totaled approximately 24% of consolidated net assets as of September 30, 2002. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in the United Kingdom, France, Germany, Netherlands, Sweden, Switzerland, Spain, Singapore, Hong Kong, Australia and Japan. These foreign subsidiaries predominantly use local currencies as their functional currency, as certain sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar. We continue to evaluate different hedging strategies and at this time, we do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that this approach will be successful, especially in the event of a sudden and significant decline in the value of foreign currencies relative to the United States dollar.

Interest Rates

We invest our cash in a variety of financial instruments, principally through money market funds. These money market funds are dollar value funds consisting principally of investments in commercial paper, interest-bearing demand deposit accounts with financial institutions and highly liquid debt securities of corporations, municipalities and the U.S. Government. The majority of our investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term deposits of the local operating bank.

ITEM 4.    CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures

Based on an evaluation of the registrant’s disclosure controls and procedures performed by registrant’s disclosure committee within 90 days of the date this report is filed with the Commission, the results of which were reported to the registrant’s chief executive officer and chief financial officer, registrant’s chief executive officer and chief financial officer have determined that the registrant’s current disclosure controls and procedures are effective.

(b)    Changes in internal controls

No significant changes have been made in registrant’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company has certain significant legal contingencies, discussed below, and other litigation of a nature considered normal to its business which are pending against the Company.

Between August 23, 2000 and September 21, 2000 a series of fourteen purported securities class action lawsuits was filed in the United States District Court for the District of Connecticut (the “Court”), naming as defendants Mercator, Constance Galley and Ira Gerard. Kevin McKay was also named as a defendant in nine of these complaints. On or about November 24, 2000, these lawsuits were consolidated into one lawsuit captioned: In re Mercator Software, Inc. Securities Litigation, Master File No. 3:00-CV-1610 (GLG). The lead plaintiffs purport to represent a class of all persons who purchased Mercator’s Common Stock from April 20, 2000 through and including August 21, 2000. Each complaint in the consolidated action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, through alleged material misrepresentations and omissions and seeks an unspecified award of damages. On January 26, 2001, the lead plaintiffs filed an amended complaint in the consolidated matter with substantially the same allegations. Named as defendants in the amended complaint are Mercator, Constance Galley and Ira Gerard. The amended complaint in the consolidated action alleges violations of Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and seeks an unspecified award of damages. Mercator believes that the allegations in the amended complaint are without merit and intends to contest them vigorously. Management believes that this securities class action lawsuit is covered by insurance. Mercator notified its directors and officers liability insurance carriers of this matter. Although the insurance carriers have reserved their rights in this matter, on October 22, 2002, the Company entered into a stipulation of settlement to settle this litigation. Pursuant to this stipulation, filed with the Court and subject to final court approval and notice to the class, the Company’s directors and officers liability insurance carrier will pay the entire $8.2 million to resolve all claims related to this litigation without any admission of liability by the Company. On October 28, 2002, the Court preliminarily approved the settlement and set a hearing date of December 20, 2002 for consideration of final approval. During this notice period, members of the class may opt out of the settlement to avoid being bound by it. There can be no guarantee as to the ultimate outcome of this proceeding or whether the ultimate outcome, after considering liabilities already accrued in the Company’s September 30, 2002 Consolidated Balance Sheet and insurance recoveries, may have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

On October 25, 2002, a shareholder derivative action was filed in Connecticut Superior Court, naming as defendants the Company, and directors Constance Galley, James Schadt, Dennis Sisco, and Ernest Keet. The complaint in the derivative action alleges, among other things, that the defendants made material misrepresentations and omissions to the investing public during the period from April 20, 2000 through August 21, 2000, and asserts claims for breaches of fiduciary duty, gross negligence, breach of contract and seeks an unspecified award of damages. The facts alleged in the derivative action are virtually identical to the allegations in the consolidated shareholder class action that has been settled and is awaiting final court approval. The Company believes the derivative action is without merit and intends to contest it vigorously. Management believes that this derivative action lawsuit is covered by insurance. The Company’s directors and officers liability insurance carriers have been notified of this matter. There can be no guarantee as to the ultimate outcome of this proceeding or whether the ultimate outcome may have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

The Company was named as a defendant in an action filed on August 3, 2001 in the United States District Court for the Eastern District of Pennsylvania, entitled Ulrich Neubert v. Mercator Software, Inc., f/k/a TSI International Software, Ltd., Civil Action No. 01-CV-3961. The complaint alleged claims of breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, and fraud in connection with the Company’s acquisition of Software Consulting Partners (“SCP”) in November 1998. Neubert, who was the sole shareholder of SCP prior to November 1998, was seeking purported damages of up to approximately $7.5 million, plus punitive damages and attorney’s fees. The complaint was served on the Company on November 21, 2001. The litigation was settled on October 18, 2002 by the Company agreeing to pay Neubert the amount of $0.6 million payable in three equal installments of $0.2 million on or about October 21, 2002, 2003, and 2004. As such, this liability has been fully accrued in the Company’s September 30, 2002 Consolidated Balance Sheet with $0.2 million included in “Accrued expenses and other current liabilities” and $0.4 million included in “Other long-term liabilities.”

In connection with the settlement of the Neubert and the third party investor matter discussed in Note 9 of the Notes to the Consolidated Condensed Financial Statements, the Company reversed approximately $0.5 million of legal reserves in the three months ended September 30, 2002. As of September 30, 2002 the Company has accrued approximately $3.9 million, after considering any insurance recoveries, for the aggregate amount of the other contingencies described above.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)    Reports on Form 8-K

Mercator Software, Inc. filed no current reports on Form 8-K in the third quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Mercator Software, Inc.
Dated: November 13, 2002

By:	/s/ ROY C. KING
Roy C. King Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ KENNETH J. HALL
Kenneth J. Hall Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION REQUIRED UNDER SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Roy C. King, Chairman of the Board of Directors, Chief Executive Officer and President of Mercator Software, Inc. (the “Company”), and I, Kenneth J. Hall, Executive Vice President, Chief Financial Officer and Treasurer of the Company, each do hereby certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Company;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.    The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.    The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

By:	/s/ ROY C. KING	By:	/s/ KENNETH J. HALL
	Roy C. King Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)		Kenneth J. Hall Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.40	Fourth Loan Modification Agreement dated as of August 1, 2002 between the Company and Silicon Valley Bank

10.41	Letter Agreement dated as of February 5, 2002 between the Company and Thracy Varvoglis, Industry Solutions Executive for Financial Services and Insurance (Senior Vice President as of August 14, 2002)

10.42	Letter Agreement dated as of July 17, 2002 between the Company and Michael J. Collins, Senior Vice President, Chief Marketing Officer

10.43	Letter Agreement dated as of August 1, 2002 between the Company and David L. Goret, Senior Vice President, General Counsel

10.44	Letter Agreement dated as of August 1, 2002 between the Company and Mark Register, President, Field Operations