Form 10-K
period 2002-12-31
MERCATOR SOFTWARE INC
filed 2003-03-25
CIK 1039276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002; or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission file number 0-22667

Mercator Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1132156

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Danbury Road, Wilton, CT	06897

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

203-761-8600

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share;

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of registrant’s outstanding Common Stock held by non-affiliates of the registrant on June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the Common Stock on that date of $1.52, was $48,144,542. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of Common Stock of the registrant are deemed to be affiliates of the registrant.

Registrant had 35,143,082 shares of Common Stock outstanding as of March 21, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2002, is incorporated by reference in Part III hereof.

MERCATOR SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2002

MERCATOR is a registered trademark of Mercator Software, Inc. Applications and registrations for other Mercator marks are pending and/or registered in the U.S. and worldwide.

PART I

Forward-Looking Information

We make statements in this report and the documents we incorporate by reference that are considered forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “plans” and other similar words. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements reflect our current views which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below and have discussed elsewhere in this report some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	general economic conditions;

•	competition from others;

•	our inability to develop and release new products or product enhancements;

•	risks in international operations;

•	seasonal fluctuations in our revenues or results of operations; and

•	other risk factors set forth under “Factors That May Affect Future Results.”

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

ITEM 1.    BUSINESS

Overview

Mercator Software, Inc. (“Mercator”, the “Company” or “We”), provides business integration software solutions to global enterprises. Our business integration solutions are designed to help customers link technologies and transactions throughout the extended enterprise and with external business partners in order to achieve improved speed, flexibility, efficiency, and return on investment in existing technology. Our solutions allow our customers to integrate disparate enterprise technologies, such as legacy applications, Enterprise Resource Planning (“ERP”), Customer Relations Management (“CRM”), and Supply Chain Management (“SCM”) applications including Electronic Data Interchange (“EDI”), to allow for efficient transactions and exchange of business information in the form of electronic data within an enterprise and externally among its customers, suppliers and business partners.

During the second and third quarters of 2001, we restructured our operations to strategically align our personnel with the markets we serve and lower our cost structure, which included workforce reductions of approximately 29%. Additionally, in the third and fourth quarters of 2002, we further reduced our global workforce through restructuring and attrition by approximately 30% (See Note 2 of Notes to Consolidated Financial Statements). These restructuring activities were completed in the fourth quarter of 2002 and also included: (i) the engagement of a single executive to oversee worldwide field operations; (ii) the realignment of all marketing, business development and general and administrative functions under Corporate personnel; and (iii) the development of budgets and reporting of actual results on a single segment basis for review by the Chief Operating Decision Maker. As a result of these restructuring activities, commencing in the fourth quarter of 2002, we report in one worldwide reporting segment rather than three geographically distinct segments, as we did prior to the fourth quarter of 2002.

We target customers primarily in the financial services, healthcare, and manufacturing, retail and distribution industries (“MRD”) by focusing our direct sales force on identified accounts within each of these vertical markets in which we have a record of domain expertise. During 2002, we increased our focus on distribution of our software solutions through strategic business partnerships, including global systems integrators, application software and server companies, value-added resellers and other technology companies. In 2002, approximately 46% of our license revenues were influenced by these strategic business partnerships.

We were originally incorporated in Connecticut in 1985 as TSI International Software Ltd. and reincorporated in Delaware in 1993. Effective April 3, 2000, we changed our name to Mercator Software, Inc. Our principal executive offices are located at 45 Danbury Road, Wilton, Connecticut 06897, and the telephone number is (203) 761-8600. Our website can be accessed on the Internet at www.mercator.com. We make available free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

From inception through 1996 we operated primarily as a private domestic software company with limited direct sales activities in the United Kingdom and Canada. In 1997 we completed our initial public offering, which raised $25 million. In 1998 we completed a second public offering, which raised $22 million. In April of 1999 we completed a two-for-one Common Stock split.

Acquisitions

In November 1998, we acquired certain assets of Software Consulting Partners (“SCP”), a consulting firm with expertise in the implementation of ERP systems, for $5.9 million in Common Stock, assumed liabilities and acquisition costs.

In March 1999, we acquired the Braid Group Limited (“Braid”), a provider of integration software products for straight-through processing of financial transactions in the international banking and securities markets. Braid was acquired for $30 million in cash, approximately $75.7 million in Common Stock and options, excluding approximately $20 million in contingent consideration to be paid upon the achievement of certain revenue goals, and approximately $4.5 million in acquisition costs. Braid was based in the United Kingdom, with additional operations in the United States and Asia Pacific.

The acquisition of Braid gave us domain expertise and an established customer base in the financial services market to accelerate opportunities for our Mercator enterprise application integration (“EAI”) software. Braid’s strength in the financial services market provided us with a significant opportunity to sell our Mercator products to Braid customers and, in turn, provided us with the opportunity to use the Braid brand name and products to extend our reach into the financial services markets in the United States. In addition, Braid extended our distribution capabilities in Europe and Asia Pacific.

Shortly after the acquisition of Braid, the joint Mercator and Braid research and development teams focused on the development and delivery of a product that combined the Braid Messenger technology with the Mercator integration product. That product, Mercator FS, was delivered in June 1999 and began to be licensed in the third quarter of 1999. By the fourth quarter of 1999, the strategy of combining Messenger with the Mercator integration product proved to be a success as revenues grew, with approximately half of the license revenue attributable to financial services customers being generated by Mercator-based products. Licensing of the acquired Braid products continued, mostly in previously penetrated Braid geographic markets. Braid achieved license revenues (including revenues for both Mercator and Braid products), which exceeded the operating targets established at the date of acquisition. Accordingly, the contingent consideration referred to above was paid in April 2000 by the issuance of 218,302 shares of Common Stock, valued at $15.6 million. In October 2000, an additional cash payment of $1.7 million was made to the Braid shareholders as the final component of contingent consideration.

Early in 2000, we introduced Mercator Commerce Broker, which was licensed to financial services customers with an add-on module, FS Manager. This was the next generation of the Mercator FS product. Licensing of this product continued until the third quarter of 2001 when Mercator GSS for straight-through processing was released. During the year 2000, while the sale of Mercator Commerce Broker with the FS Manager add-on continued, revenue from certain other acquired Braid products did not materialize. After our decline in licensing revenues in the third quarter of 2000, and management changes in the fourth quarter, it was necessary for us to evaluate allocation of resources to products that were not generating significant revenue streams. During the fourth quarter of 2000, we re-evaluated the opportunity for the Braid Nimbus and Freeway products and elected to discontinue support of these products to focus on the core Mercator products. The continued joint development of the core Mercator products and our significant ongoing focus on the financial services market are discussed further below.

In September 1999, we acquired Novera Software Inc. (“Novera”), a developer of Web application integration solutions based on an application server platform. We purchased all of the outstanding shares of capital stock of Novera for approximately $58.2 million, which included the issuance of 1,789,916 shares of our Common Stock, the issuance of 369,142 stock options and acquisition costs of approximately $2.0 million.

The acquisition of Novera gave us the ability to combine Mercator’s EAI software with Novera’s web-based application server technology to deliver a web-based integration software product. The Novera acquisition also provided us with an office based in Burlington, MA including an experienced research and development team of Java programmers, as well as a sales and marketing force.

Novera’s operations were integrated into Mercator’s operations upon completion of the acquisition and its sales and marketing force was combined with Mercator’s to market and sell the entire Mercator and Novera product lines. Novera technology was added to Mercator’s integration software and marketed under the name Web Broker. This new product was available for customer purchase in January 2000 and resulted in revenues of approximately $0.1 million in 2000. Revenues of the stand-alone Novera application software were approximately $0.2 million in fiscal 2000.

In the second quarter of 2000, we began developing a new product (Web Integrator) with functionality similar to Web Broker, but with technology that did not include the Novera technology. The purpose of Web Integrator was to permit customers to integrate their existing Web application server technology with Mercator’s Broker products rather than using Web Broker, which contained what could be considered as redundant Web application server technology in the form of the Novera technology. Web Integrator was tested and we began licensing to customers in the third quarter of 2000.

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

Industry Background

Customer demand for integration software and solutions exists across a broad range of businesses and within specific vertical industries with the following requirements:

•	Integration of core business systems and processes with business-to-business transactions, including Web-based transactions; connection to electronic marketplaces and exchanges; electronic data interchange over private networks and proprietary e-commerce connections to major partners for a completely integrated supply chain.

•	Integration of customer-facing business applications with core business systems, including Web-based consumer-to-business applications; Web servers; and client applications based on Web standards.

•	Integration of core business systems throughout the enterprise, including packaged applications, legacy systems, databases and data warehouses.

•	Compliance with and integration of increasing government or industry mandates and standards.

To meet these requirements, integration software must enable rapid, efficient and flexible implementation of scalable, high-performance business solutions in complex technology environments. At the same time, these solutions must leverage the significant investments made in existing information technology architectures. Additional essential capabilities of integration software include:

•	Support for tasks associated with creating end-to-end integration solutions, from integration workflow design to solution deployment and management.

•	High levels of automation that generate reductions in information technology resources needed to implement end-to-end integration solutions.

•	Elimination of custom programming for integrating business content across application boundaries.

•	Graphical specifications of integration rules and business logic to speed implementation and enable rapid response to changes in business objectives and technology.

•	Support for Web-based and traditional e-business application and transaction standards.

•	Seamless integration with and message routing across systems for message and data transport including message software, transaction monitors, and public and private networks.

•	Comprehensive management of the run-time integration environment, including real-time and event-driven transaction management.

•	Ability to be packaged in a way that deployment time is decreased and deployment costs are reduced.

Mercator Inside Integrator (formerly known as Mercator Integration Broker) technology achieves these requirements as it identifies, comprehends and codifies data transactions in any technology environment, and is able to automate without custom programming by resolving differences in the syntax, structure and semantic meaning of content being routed between applications that support different data.

Strategy

Our objective is to establish Mercator as a premier provider of enterprise-wide integration software and solutions. Our major strategies for doing this are:

Provide enterprise-wide integration software and solutions

We have directed our software technology and product development strategies toward deploying enterprise-wide business integration and specific industry-ready integration solutions in select vertical industries. Despite the recent economic downturn, we believe that enterprise-wide business integration solutions continue to be in demand. The downturn has led companies to rationalize information technology spending and to seek to maximize return from existing information technology investments. Our products and services focus on solutions directed toward the enterprise that meet short and longer term business needs. Solutions deployed at the enterprise level of an organization require more complex functionality and greater product scope. We believe, over time, we will realize higher average sales prices for the sale of strategic solutions, particularly industry-specific integration solutions targeted toward our select vertical industries. Importantly, enterprise-wide deployment of business integration solutions places our software products in close proximity to strategic components of a customer’s systems architecture. Such positioning enables us to offer customers increased performance, profitability and return on investment of information technology systems. We believe that the capability of our solutions to handle and process mission-critical data will lead to further customer penetration and favorable pricing for our value-added solutions and services.

Target vertical markets in which we have domain expertise and solutions

We have aligned our products, technology, sales, marketing, and operations with select vertical markets in which we have significant industry expertise and established customer relationships. We have developed vertical integration software packages, which we call “Industry-Ready Integration Solutions,” for our targeted industries. Domain expertise enables us to provide solutions that address industry-specific integration issues. To support our vertical solutions, we have aligned our direct sales force by targeting identified accounts within selected industry verticals. By offering business integration solutions that help customers realize competitive advantage and return on investment, we believe we can command higher average sales prices for our solutions.

In the financial services industry, global banking institutions, brokerage houses and mutual fund companies use our software for application-to-application integration and straight-through processing of transactions between financial institutions processed over both the Internet and private financial networks. We address a wide range of application integration requirements, including transaction validation, reporting and management to facilitate straight through processing and integration with all major financial networks such as SWIFT and CREST, providing a competitive advantage in international banking and brokerage markets.

In the manufacturing, retail and distribution (“MRD”) industries, we facilitate coordination of ERP systems by integrating purchase order applications and inventory systems; CRM applications that handle critical information and transactions, fulfillment and billing requirements, and SCM products and services used to achieve faster distribution of goods and supplies. Our MRD solutions include leading SAP, Siebel Systems and PeopleSoft integration solutions, as well as a custom integration and B2B transformation and routing solution for the distribution/transportation industry.

In the healthcare industry, the United States government has mandated that health plans, health care providers, health care clearing houses/intermediaries, and self-insured employers comply with new regulations associated with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA establishes a broad set of regulations that lays out requirements for maintaining and exchanging patient healthcare data. Our software makes it possible for healthcare companies to comply to HIPAA standards by managing communications between organizations that must exchange HIPAA-compliant transactions, validating information to ensure compliance, transforming HIPAA transactions to and from legacy applications and data stores, and ensuring the confidentiality of patient data in accordance with HIPAA regulations.

We believe that our Industry-Ready Integration Solutions that solve specific integration requirements for customers in our targeted vertical industries address an increasing area of customer demand. We believe that we have gained expertise and achieved favorable competitive positioning by focusing on and providing these kinds of targeted, packaged solutions. Often the solutions required to solve these industry-specific integration issues require integration broker technology that can efficiently and effectively process a high volume of complex transactions. Mercator’s Inside Integrator broker technology has a demonstrated ability to handle these types of voluminous, complex transactions for the Company’s customers.

Expand strategic alliances with business partners

We intend to focus on expanding our current relationships with business partners to achieve greater penetration in our selected vertical industries and generate additional revenue. We intend to continue to augment our direct sales force and, to a lesser extent, our professional services operations through building and strengthening relationships with systems integrators, application software and server companies, professional services firms and technology partners, such as Accenture, BEA Systems, Inc., BearingPoint (formerly known as KPMG Consulting, Inc.), Cap Gemini, Compaq Computer Corporation (which recently combined operations with Hewlett-Packard), IBM Global Services, Lawson Software, Mitsui & Co., Siebel Systems, Sun Microsystems, TCA Consulting and Wipro Technologies, among others. Many of these business partners maintain relationships with senior decision makers that facilitate access to strategic projects within global enterprises. Leveraging the software deployment expertise and industry knowledge of these business partners to secure sales should accelerate the sales cycle, shorten the implementation time of projects and foster customer relationships with senior level decision makers. Additionally, we believe that over time, sales by partners will create recurring revenue opportunities as our partners see receptivity by customers of our packaged solutions resulting in additional revenue (commission) opportunities for partners, and by accelerating the expansion of the customer base which we can leverage (as discussed below). Our global partnership strategy complements our vertical market focus by presenting us to potential business partners as a more complete solution for specific vertical markets. We believe that packaging Mercator’s Industry-Ready Integration Solutions with and into the product portfolios of strategic business partners broadens our customer base among leading global industries. It strategically places us within enterprise-wide information systems, establishes valuable relationships with senior management, strengthens brand identity, and creates opportunity for deeper customer penetration.

Leverage our large base of enterprise customers

Our software products and services are used by enterprise-class customers worldwide in major industries to achieve speed, flexibility and efficiency, while maximizing return on investment from existing IT infrastructure. With our products and services, customers can integrate internal applications in support of e-business initiatives, integrate packaged applications such as ERP systems with legacy systems, best-of-breed applications and databases to extend their reach within the enterprise, integrate financial transaction processing with back-office systems in banking and brokerage, and integrate existing systems with e-commerce transactions from customers and suppliers. As these customers adapt to changing business conditions, whether as a result of expanding markets and associated increased IT infrastructure, or merger and acquisition activity, we believe the demand for integration products and services will rise. While we have recently and may in the future sell comprehensive Enterprise License Agreements (“ELAs”) which offer customers the opportunity to access all of our features and functionality for an identified environment, in most cases, we have sold licenses to customers that limit the number of computer processing units (“CPUs”) on which our software may be installed and in other cases, we have sold licenses which limit the features and functionality of our software which a customer may access and deploy. We believe this latter approach presents a significant opportunity to sell new licenses containing additional CPUs or additional features and functionality to existing customers. We intend to leverage this opportunity by selling to existing customers across multiple departments and to both technical and business executives throughout their organizations.

Maintain a technology leadership position

We are an established technology leader, having pioneered the market for application integration with the release of the very first version of our Mercator Integration Broker (now known as Mercator Inside Integrator) in 1993. We were the first company to introduce an integration product with graphical templates for defining and managing transaction workflows in event-driven environments, the first product certified by SAP for integration of its ERP software with non-SAP applications, and the first enterprise application integration software to support double-byte character sets for the Asian market.

Going forward we will continue to strive to understand the needs of our customers and develop and bring to market the products and services they require for full enterprise-wide integration on a global scale. Research and development, including product development, resources will be managed toward maximum efficiency and new capabilities will be developed within the Mercator Inside Integrator suite of software products, especially in support of our vertical industry focus. In addition, we will look for key external technology partners whose products add complementary capabilities to our products.

Products

At the core of our solution is technology known as Mercator Inside Integrator software, which addresses application integration requirements across a customer’s enterprise and with its external trading partners. Key features of Mercator’s Inside Integrator technology include:

•	Business-to-business expansion options—including the ability to process EDI over the Internet and to transform business processes into Web services.

•	Enhanced Java support—including support for Java Messaging Systems (“JMS”), integration with Java-based directories, and the ability for third-party software to invoke Mercator software via the Java 2 Enterprise Edition Connector Architecture (“JCA”).

•	Improved performance, scalability and flexibility—including support for the mainframe and major UNIX platforms and reduced design, development and deployment time through redesigned design tools, templates and command line utilities.

•	Expanded automated management of business processes—including capabilities for managing the human steps in business processes, seamless integration with application servers, and management capabilities to facilitate real-time response to changing business scenarios.

•	Increased interoperability—including options for invoking Mercator operations via Web Services, JCA, CORBA, COM and other integration technologies, as well as support for mainframe environments and for SAP customers.

Customers, partners, and Mercator consultants create Mercator integration solutions by graphically specifying logical interface relationships and high level rules (“maps”) that govern the way interface data is transformed and routed between applications and under what conditions. Maps execute under the Mercator Inside Integrator technology engine, which runs on many popular computer platforms and operating systems including Windows NT/2000, Sun, IBM, and HP. The Mercator engine is the core runtime component of the Mercator Inside Integrator broker technology, which can operate in batch or real-time mode. The Mercator Inside Integrator broker technology can operate in conjunction with an application server as well; or it can be embedded within an application. Complementing this core architecture, a broad selection of adapters connects Mercator-based integration solutions to applications (SAP R3, PeopleSoft, Siebel Systems, and others), resources (files, databases, directories, etc.), and services (message queue managers, transports, utilities, etc.).

Mercator’s packaged functionality can reduce time, cost and complexity in implementing and maintaining information technology interfaces. The architecture provides flexibility in adapting to changing market dynamics and competitive environments and responding to changes in the technology landscape and enables companies to extend the life and functionality of information systems, thus increasing the return on investment in existing technology investments. Integration modeling is completely contained and executed within the architecture without reliance on procedural programming. Reduced or eliminated reliance on programming increases speed of implementation and reduces costly ongoing manual maintenance. Mercator Inside Integrator software is highly scaleable and supports the most popular operating environments. Maintaining integration models independent of deployment-specific information results in a high rate of reusability that improves the speed and efficiency of deployments across diverse global enterprises. Also, flexibility and efficiency are enhanced by Mercator technology, allowing for multiple deployment options for any integration model. The Mercator Inside Integrator product suite enables customers to deploy a single, standards-based architecture for end-to-end business integration and management.

Mercator Inside Integrator software provides a single, model-based and event-driven integration platform for designing, implementing and managing application-to-application (“A2A”) and business-to-business (“B2B”) interfaces across all commerce touch points. From a B2B perspective, it integrates complex business processes that cross organizational or corporate boundaries, reducing the time, cost and effort to implement and maintain various interfaces. Mercator Inside Integrator software provides capabilities for managing and controlling the B2B operational environment, with comprehensive support for defining and managing partner relationships, establishing routing priorities, creating a secure internal messaging environment, and archiving and auditing transactions.

For interactions that take place over the Web, Mercator Inside Integrator software provides embedded security based on Internet standards, dynamic monitoring of extended business processes, and the ability to scale integration solutions across diverse, distributed computing environments. For A2A business requirements, Mercator Inside Integrator software creates durable, easily maintained A2A interfaces to support any integration requirement. It delivers technology for integrating packaged applications, legacy systems, databases and data warehouses across the enterprise. It provides advanced capabilities for automating the complex and time-consuming tasks of application integration in diverse business settings, particularly in environments where scalability, high-performance and interface maintainability are critical issues. Mercator Inside Integrator software provides an architecture that can be extended to a wide variety of business integration solution requirements.

Mercator Inside Integrator software combines a number of key technologies into a comprehensive and flexible platform for designing, deploying and managing comprehensive business integration solutions. Mercator’s data transformation capabilities allow management of complex structured and unstructured data. The Mercator graphical business data modeling environment is unique in allowing users to map and manage complex data flows involving one-to-one, one-to-many, many-to-one or many-to-many relationships. Adapters, packaged within Mercator Industry-Ready Integration Solutions, provide functionality superior to simple interfaces provided in other solutions. Adapters support data exchange between Mercator and leading enterprise applications such as SAP, Siebel and PeopleSoft as well as databases, messaging environments, file systems and the Web. The Mercator Inside Integrator software is available as a Software Development Kit (“SDK”) that enables customers to embed integration functionality within their own applications or commercial software products. The SDK includes a complete set of C++ and Java APIs, and a Web Integration tool kit that enables customers to develop integration solutions for deployment on separate Web servers or application servers.

Industry-Ready Integration Solutions

Consistent with our strategic vertical alignment, we have developed new vertical integration packages unique to specific industries in which we have expertise and an established customer base.

Financial Services

Financial services firms face increased pressure to reduce costs while increasing customer satisfaction and retention. A primary area of focus for these firms is the cost-effective integration of diverse systems which resulted, in many cases, from mergers and acquisitions, as well as increased capital spending and associated infrastructure rollout in the late 1990s. In the fourth quarter of 2001 we introduced Mercator GSS for Financial Services. In 2002, we offered and/or introduced the following solutions suite for financial services customers for integration of disparate systems and transaction processing:

•	Mercator InsideSTP

•	Mercator InsideSWIFT

•	Mercator InsidePayments

•	Mercator InsideFSManager

•	Mercator InsideGemini

Financial Services customers include ABN Amro, Bank of Bermuda, Bank of New York, BNP Paribas Asset Management, Brown Brothers Harriman, CDC, Credit Suisse Asset Management, European Investment Bank, Handelsbanke, Harris Bank, HSBC Group, OKO Bank, Pioneer Financial Services and Principal Financial Group.

Manufacturing, Retail and Distribution

MRD companies face issues associated with supply chain management, resource allocation and improved customer service. These companies need interoperable systems and solutions that provide an automated, visible supply chain that enables customer expectations to be managed, monitored and serviced. Our MRD solutions are capable of handling and processing critical information and transactions. Mercator provides powerful supply chain integration/B2B transformation and routing solutions, including support for EDI and processes that support trading partner management. Additionally, we offer MRD customers integration solutions for connecting SAP, Siebel, PeopleSoft and other leading applications. In 2002, we introduced Mercator InsideMRD solutions including:

•	Mercator InsideSupplyChainVisibility

•	Mercator InsideDataExchange

MRD customers include Alltell Info Systems, Blue Rhino, Coca-Cola Amitil, Covisint, CP Ships, CrimsonLogic, Defense Logistics Agency, ECCO Corporation, Exel, FloraHolland, The Home Depot, ITG Europe FS, Logica, Mitsui & Co., Nestle SA, Port of Barcelona, Port of Rotterdam, Sara Lee, Sumitomo Chemical, United Biscuits, Vattenfall and Viterra Energy Services AG.

Healthcare

Healthcare providers and insurance companies are facing a government mandate in the form of HIPAA. In addition, providers and payers are facing increasingly complex operational issues that are best solved through greater automation. We have delivered an integration solution package for healthcare organizations affected by HIPAA. Our InsideHealthcare solutions enable customers to achieve the goals of the legislation, to reduce administrative costs by providing for speed, accuracy, security and privacy in connection with the processing of healthcare related data transactions. Major healthcare organizations must comply by implementing nine standard electronic healthcare related transactions by October 2003, including healthcare claims and claim status, eligibility and referral requests, benefit enrollments and premium payments. Mercator’s InsideHealthcare solutions facilitate HIPAA compliance by providing the necessary software and services for health plans, providers, and intermediaries to exchange standard HIPAA transactions and completely integrate these transactions with new and existing enterprise applications and data. In 2002, we offered and/or introduced Mercator InsideHealthcare solutions including:

•	Mercator InsideHIPAA

•	Mercator InsideNCPDP

•	Mercator InsideHL7

•	Mercator InsideHealthcare HUB

Healthcare customers include American National Insurance Group, Arkansas Blue Cross and Blue Shield, CHCS Services, Inc., EMC Insurance Companies, Mutual of Omaha, Premera Blue Cross, RxHub, State of Illinois and Unisys.

Companies around the world from each of these industry verticals use the Mercator Inside Integrator business integration platform and our Industry-Ready Integration Solutions to address complex business integration challenges.

Mercator InsidePartners

We work with key global systems integrators, independent solution vendors, and major enterprise software technology partners to bundle, co-sell, resell and embed components of our Mercator Inside Integrator solutions. This enables our partners to demonstrate rapid results to their customers, and expands their product offerings with a relatively small investment. Mercator partners also resell our pre-built integration templates and adapters to speed the integration of ERP and other packaged applications that solve specific integration problems for their customers like HIPAA compliance, SWIFT messaging integration, straight-through processing (“STP”), single view, supply chain visibility and any-to-any legacy integration.

Services

Mercator Professional Services—Our professional service teams assist customers either directly or with partners in implementing our integration products and solutions. By providing strategic and technology consulting services, we are able to accelerate the delivery of Mercator-based integration solutions and promote our customers’ success in their integration and e-business initiatives. Professional services, including the training services described below, may be provided by our employees or through subcontractors.

Training—To ensure that our customers are successful using our products, we provide training in training centers globally and at customer locations. We offer a number of courses ranging from two to five days in length with educational content including basic to advanced levels of product functionality and hands-on use of products. We recommend that our customers attend a basic three-day training course and believe that a majority of our customers elect to participate in such training. In addition, we operate an Alliance Partner Certification Program that provides testing to identify, qualify and certify consultants, systems engineers and support analysts as Mercator Certified Consultants.

Maintenance

We believe that a high level of customer service and support is important to our success, and we provide a range of support services to our customers. We maintain product and technology experts on call at all times and have support call centers located at offices in the United States, the United Kingdom and Australia. We have also implemented an automated Company-wide help desk system to augment our customer support efforts. This system allows for the optimization of our resources and knowledge base at all locations and offers the customer improved service through a single point of contact.

Customers

As of December 31, 2002, we estimate that over 7,000 companies have used our integration software, with over 1,100 customers investing in enterprise-wide software and services.

Numerous others have licensed our products through value-added resellers, independent software vendors, application software and server companies, systems integrators or other third parties. We do not have any customer that accounted for more than 10% of our revenues in 2002, 2001 or 2000.

Sales and Marketing

Sales—We license and service our products both directly and through strategic partners. Our goal is to achieve broad market penetration by pursuing multiple channels of distribution. In 2002, we increased our focus on expanding distribution through strategic partners.

Our direct sales force focuses on selling the Mercator Inside Integrator suite of products and solutions to the world’s largest 2000 companies (the “Global 2000”) within vertical industries such as financial services; manufacturing, retail, and distribution; and healthcare. We also maintain a telesales organization, to support our direct sales force efforts.

In 2002, we focused our sales strategy on developing indirect distribution channels such as value-added resellers, independent software vendors, application software and server companies and software integrators. As of December 31, 2002, approximately 40 third parties had agreements with us to co-sell, resell, embed or otherwise bundle our products with their offerings in the United States.

We market our products and services outside of North America through indirect channels and through sales offices located in the United Kingdom, Germany, Netherlands, France, Spain, Australia, Singapore, Hong Kong and Japan. Additionally, we market our products and services in other countries through direct sales representatives (located in or outside of that country) or through indirect channels. We are currently reviewing plans to consolidate certain of these offices in connection with the restructuring announced in October 2002 as we continue to focus on growing sales influenced by indirect channels. A majority of the international employees are located in the United Kingdom. Revenues from international sales offices as a percentage of total revenues for 2002, 2001, and 2000, were approximately 38%, 37% and 36% respectively. We believe that the international market is important to our long-term growth, and we intend to continue our sales and marketing efforts outside the Americas by focusing on building a strong network of distributors and maintaining our presence in the major markets.

Marketing—We utilize a wide variety of marketing programs, which are intended to attract potential customers and to promote Mercator and its products and solutions. We use a mix of market research, analyst updates, seminars, direct mail, print advertising, trade shows, speaking engagements, public relations, customer newsletters and Web-site marketing in order to achieve these goals. Additionally, the Company has recently initiated an internal corporate branding initiative in order to create and demonstrate a consistent and pervasive message. Additional components of the marketing campaign include sales and partner training through a global seminar series.

Product Development

Since inception, we have made substantial investments in research and development through both internal development and technology acquisition. In an effort to speed time to market, we will evaluate buy, build or align strategies to bring new products to market, but we expect that most of our new products and enhancements to existing products will be developed internally. Where appropriate, we will evaluate externally developed technologies for integration into our product lines. We expect that a substantial majority of our research and development activities will be related to developing enhancements and extensions to our Mercator Inside Integrator suite of products and industry solutions.

The following is a brief history of the development of our product line: after the introduction of the original Mercator Inside Integrator software, product development was driven by demand for additional data mapping functionality and support for more execution platforms. The focus of our development then shifted to automating Mercator support for specific sources and destinations through an expanded set of adapters and importers, as well as developing additional pre-packaged solutions for specific markets, and adding to Mercator’s core capabilities a graphical management tool for cross-application process workflow. In 1999, we enhanced the Mercator product family through the acquisition of Braid’s technology. In 2000, we marketed our products as a suite of integration brokers called “Mercator Commerce Broker,” “Mercator Enterprise Broker” and “Mercator Web Broker,” respectively. In 2001, we consolidated these products into a single broker, which we now market as Mercator Inside Integrator. We also focused on completing an accompanying suite of solutions, adapters and other products as well as providing support for additional application environments and web-based technology. These product development activities included the announced completion of the following major releases: Mercator Inside Integrator versions 6.0 and 6.5; Mercator Process Integrator Version 1.0 for business process integration; and Mercator GSS Version 1.0 for straight through processing. In 2002, we announced the development of Mercator Inside Integrator 6.7, which features components including Integration Broker, Business Process Management, Business Activity Monitoring, Commerce Management, Design Tools, Connectors, Adapters and Webservices.

Our product development expenditures for 2002, 2001 and 2000 were $21.1 million, $19.7 million and $21.2 million, respectively. We expect that we will continue to commit significant resources to enhancement and development of our Mercator Inside Integrator technology as well as specific solutions for financial services, MRD and healthcare industries in the future. To date, all product development expenditures have been expensed as incurred.

Competition

The market for application integration products is extremely competitive and subject to rapid change. Due to the relatively low barriers to entry in the software market, we will continue to encounter competition from other established and emerging companies. The factors pertaining to our competitive position include comprehensiveness of product functionality and features; return on investment (“ROI”) in new and existing technology; industry solutions that meet specific business needs; an open architecture that allows our technology to work with an indefinite number of applications, systems and technologies, including our competitors’; the ability to rapidly process large transaction volumes; quality of professional services offerings; product quality, performance and price; ease of product implementation; quality of customer support services; customer training and documentation; and vendor and product reputation. The relative importance of each of these factors depends upon the specific customer environment.

Although, to our knowledge, none of our competitors or other companies currently produce a solution that is completely identical to our solution, we are subject to competition from several different types of companies: large multi-product software companies, EDI software companies, vendors of proprietary messaging technology and other application integration software vendors. Our Mercator Inside Integrator suite of products and industry solutions also competes against technology developed internally by individual businesses to meet their specific business integration requirements. While there are approximately forty companies that offer a product or solution that delivers one or more of the components necessary for application integration, the competition we usually face generally consists of one or more of five companies, as well as the customer’s internal development staff. Increasingly, we believe several larger multi-product software companies are focusing on expanding their application integration components and capabilities. In most cases, the specific competitor(s) we face varies from situation to situation depending on customer requirements, and generally no one vendor dominates in the industry.

Many current packaged e-business integration offerings address only a portion of customers’ integration requirements. We provide technology that resolves complex differences in application content and semantics, while also providing, on a common architecture, the other key elements of e-business integration. As a result, we must educate prospective customers regarding the advantages of our products and services over internally-developed solutions from a cost perspective as well as a long-term maintenance perspective. In addition, we must be able to adequately educate potential customers about the quantitative and qualitative benefits provided by our products and services both with respect to internally-developed solutions and as to those offered by our competitors.

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

Employees

As of December 31, 2002, we had 441 employees consisting of 90 in sales, 16 in marketing, 108 in research and development, 89 in professional services, 54 in customer support, and 84 in general administration. Other than Roy King, our Chairman, Chief Executive Officer and President, all employees are employed on an at-will basis and we have no fixed-term employment agreements with our employees, although certain officers have agreements relating to benefits in the event of termination without cause and also in the event of a change in control. Our employees are not represented by any union. We believe that our relations with employees are good.

ITEM 2.    PROPERTIES

Our principal executive offices are located in Wilton, Connecticut, and consist of approximately 25,000 square feet under a lease expiring January 31, 2004. In June 2000, we entered into a lease for approximately 58,000 square feet of additional office space in Wilton, Connecticut commencing September 21, 2001 and expiring on January 31, 2014. This additional space is unoccupied and we are seeking to sublet this space to third parties.

We also lease office space of approximately 37,000 square feet in Boca Raton, Florida, under a lease expiring January 31, 2006, which is used primarily for research and development activities (a portion of which we are seeking to sublet); approximately 18,000 square feet in Bannockburn, Illinois, under a lease expiring October 11, 2010, which is used primarily for tele-sales, technical support and production activities (which space we are seeking to sublet); approximately 11,000 square feet in Reston, Virginia, under a lease expiring February 28, 2007, which is used primarily for research and development and sales activities; and approximately 27,000 square feet in the United Kingdom, under a lease expiring June 23, 2015, but which may be canceled at our option by June 24, 2012. The United Kingdom space is used for customer support, sales activities and research and development activities (a portion of which we are seeking to sublet). In addition, we lease smaller sales/customer support offices in various locations in Asia, Australia, Europe and the United States.

ITEM 3.    LEGAL PROCEEDINGS

The Company has certain significant legal contingencies, discussed below, and other litigation of a nature considered normal to its business which are pending against the Company, except as otherwise indicated.

On or about February 1, 2000, Mercator was named as a defendant and served with a complaint in an action entitled Carpet Co-Op of America Association, Inc., and FloorLINK, L.L.C. v. TSI International Software, Ltd., Civil Action No. 00CC- 0231, in the Circuit Court of St. Louis County, Missouri. The complaint includes counts for breach of contract, fraud and negligent misrepresentation in connection with certain software implementation work provided under contract by Mercator. Mercator counter-sued in the United States District Court for the District of Connecticut on March 30, 2000 for copyright infringement, trademark infringement, unfair competition, misappropriation of trade secrets, breach of contract, fraud, unjust enrichment and violation of the Connecticut Unfair Trade Practices Act. On January 30, 2002, Mercator entered into a settlement agreement with respect to these actions, which resolves these actions in their entirety. The settlement included payment by Mercator of $0.5 million after insurance proceeds. The amount to be paid by the Company was accrued as of December 31, 2001 in the Consolidated Balance Sheet.

Between August 23, 2000 and September 21, 2000 a series of fourteen purported securities class action lawsuits was filed in the United States District Court for the District of Connecticut (the “Court”), naming as defendants Mercator, Constance Galley and Ira Gerard (who were former officers of the Company). Kevin McKay, also a former officer of the Company, was named as a defendant in nine of these complaints. On or about November 24, 2000, these lawsuits were consolidated into one lawsuit captioned: In re Mercator Software, Inc. Securities Litigation, Master File No. 3:00-CV-1610 (GLG). The lead plaintiffs purported to represent a class of all persons who purchased Mercator’s Common Stock from April 20, 2000 through and including August 21, 2000. Each complaint in the consolidated action alleged violations of Section 10(b) of the Securities

Exchange Act of 1934 and Rule 10b-5 thereunder, through alleged material misrepresentations and omissions and seeks an unspecified award of damages. On January 26, 2001, the lead plaintiffs filed an amended complaint in the consolidated matter with substantially the same allegations. Named as defendants in the amended complaint were Mercator, Constance Galley and Ira Gerard. The amended complaint in the consolidated action alleged violations of Section 10(b) and Rule 10b-5 through alleged material misrepresentations and omissions and sought an unspecified award of damages. On October 22, 2002, the Company entered into a stipulation of settlement to settle this litigation. Pursuant to this stipulation, the Company’s directors and officers liability insurance carrier paid the entire settlement amount of $8.2 million to resolve all claims related to this litigation without any admission of liability by the Company. On December 26, 2002, the Court granted final approval to the settlement, and on January 27, 2003, the period for appeal of the settlement expired.

On October 25, 2002, a shareholder derivative action was filed in Connecticut Superior Court, naming as defendants the Company, Ira Gerard, and directors Constance Galley, James Schadt, Dennis Sisco, and Ernest Keet. The complaint in the derivative action alleges, among other things, that the defendants made material misrepresentations and omissions to the investing public during the period from April 20, 2000 through August 21, 2000, and asserts claims for breaches of fiduciary duty, gross negligence, breach of contract and seeks an unspecified award of damages as well as plaintiffs costs and attorney fees. The facts alleged in the derivative action are virtually identical to the allegations in the consolidated shareholder class action described above that has been settled. The Company believes the derivative action is without merit and intends to contest it vigorously. Management believes that this derivative action lawsuit is covered by insurance. The Company’s directors and officers liability insurance carriers have been notified of this matter. There can be no guarantee as to the ultimate outcome of this proceeding. However, the ultimate outcome of this proceeding, after considering liabilities already accrued in the Company’s December 31, 2002 balance sheet and insurance recoveries, is not expected to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

The Company was named as a defendant in an action filed on August 3, 2001 in the United States District Court for the Eastern District of Pennsylvania, entitled Ulrich Neubert v. Mercator Software, Inc., f/k/a TSI International Software, Ltd., Civil Action No. 01-CV-3961. The complaint alleged claims of breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, and fraud in connection with the Company’s acquisition of Software Consulting Partners (“SCP”) in November 1998. Neubert, who was the sole shareholder of SCP prior to November 1998, was seeking purported damages of up to approximately $7.5 million, plus punitive damages and attorney’s fees. The litigation was settled on October 18, 2002 by the Company agreeing to pay Neubert the amount of $0.6 million payable in three equal installments of $0.2 million, of which $0.2 million was paid on October 21, 2002, and payments of $0.2 million each are due on October 21, 2003 and 2004; such amounts are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities” in the Company’s December 31, 2002 Consolidated Balance Sheet.

In connection with the settlement of these matters, the Company reversed approximately $0.5 million and $1.5 million of legal reserves in the third and fourth quarters of 2002, respectively. As of December 31, 2002, the Company has accrued approximately $0.7 million, excluding the Neubert settlement and after considering any insurance recoveries, for the aggregate amount of the other contingencies described above.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed for trading on the Nasdaq National Market (Symbol: MCTR). Prior to February 7, 2000 our stock traded on the Nasdaq System under the symbol “TSFW”. Our Common Stock began trading on the Nasdaq National Market on July 2, 1997. Prior to that time, there was no public market for our Common Stock. The following table sets forth, for the fiscal periods indicated, the high and low reported sale prices for our Common Stock as reported by the Nasdaq National Market.

	Reported Sale Price
	High	Low

2000
First Quarter	$149.875	$47.00
Second Quarter	84.00	26.75
Third Quarter	70.375	13.438
Fourth Quarter	16.188	2.81

2001
First Quarter	12.188	3.25
Second Quarter	3.75	1.40
Third Quarter	2.47	0.95
Fourth Quarter	9.44	1.09

2002
First Quarter	10.15	3.91
Second Quarter	5.65	1.38
Third Quarter	1.97	1.09
Fourth Quarter	1.42	0.54

2003
First Quarter (through March 21, 2003)	1.92	0.90

The closing price for the Common Stock on the Nasdaq National Market on March 21, 2003 was $1.54.

There were 200 holders of record of our Common Stock as of March 21, 2003, although we believe that the number of beneficial owners of our Common Stock exceeds this number.

We have never paid cash dividends on our Common Stock and do not anticipate the payment of cash dividends in the foreseeable future. We currently anticipate that any future earnings will be retained to finance our operations.

Equity Compensation Plan Information

The following table sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights under all of the Company’s equity compensation plans (column a); the weighted average exercise price of outstanding compensatory options, warrants and rights (column b); and the number of securities remaining available for future grants under all of the Company’s equity compensation plans (excluding securities reflected in column a) (column c) as of December 31, 2002.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	11,394,632	$4.685	3,813,600
Equity compensation plans not approved by security holders (1)	4,989	$2.44	0

Total	11,399,621	$4.684	3,813,600

(1)	Consists of individual options granted by the Company to employees on September 30, 1999 in connection with the acquisition of Novera Software, Inc. Each option has a per share exercise price of $2.44 and a term of ten years.

Recent Sales of Unregistered Securities

Effective October 15, 2002, the Company settled a dispute with a private equity firm relating to break-up fee provisions and reimbursements for out-of-pocket expenses with respect to a proposed investment in the Company, pursuant to which the Company granted a warrant to purchase 105,000 shares of Common Stock at $3.37 per share. The warrant is subject to anti-dilution adjustments and is exercisable for a term of seven years from the date of the settlement. In addition, the private equity firm has the right to surrender the warrant in exchange for payment of $500,000 by the Company for a period of seven business days following the third anniversary of the settlement date (the “Put Exercise Period”), except that such right expires prior to the Put Exercise Period upon the earlier of any of the following events: (i) five business days after a period in which the Company’s stock price exceeds a target price of $8.13 per share for 30 consecutive trading days; (ii) the exercise of any portion of the warrant; or (iii) a purchase by the private equity firm of the Company’s stock or any derivative thereof at a time when the Company’s stock is trading at a price within 20% of the aforementioned target price. The Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), as a transaction by an issuer not involving a public offering. The private equity firm is an accredited investor as defined in Regulation D promulgated under the Securities Act, and received or had access to adequate information about Mercator. The private equity firm agreed, as a condition of the issuance, not to transfer or distribute the warrants or the shares except pursuant to a registration statement or an exemption from registration under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data for the Last Five Years

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Software licensing	$45,102	$59,004	$78,825	$56,820	$29,105
Services	27,529	35,905	35,180	25,026	6,948
Maintenance	39,299	33,911	26,582	18,597	9,840

Total revenues	111,930	128,820	140,587	100,443	45,893

Cost of revenues:
Software licensing	590	860	1,537	1,286	1,482
Services (exclusive of non-cash stock option re-pricing (benefit)/charge of ($246), $259, $0, $0 and $0, respectively)	24,383	29,950	27,699	18,137	3,869
Maintenance (exclusive of non-cash stock option re-pricing (benefit)/charge of ($73), $77, $0, $0 and $0, respectively)	7,403	7,082	6,621	5,051	2,115
Stock option re-pricing (benefit)/charge	(319)	336	—	—	—
Amortization of intangibles	3,845	3,845	7,399	6,155	—
Intangibles impairment charge	—	—	11,200	—	—

Total cost of revenues	35,902	42,073	54,456	30,629	7,466

Gross profit	76,028	86,747	86,131	69,814	38,427

Operating expenses:
Product development (exclusive of non-cash stock option re-pricing (benefit)/charge of ($222), $226, $0, $0 and $0, respectively)	21,094	19,674	21,189	15,276	5,699
Selling and marketing (exclusive of non-cash stock option re-pricing (benefit)/charge of ($350), $477, $0, $0 and $0, respectively)	47,365	63,274	68,861	41,187	22,033
General and administrative (exclusive of non-cash stock option re-pricing (benefit)/charge of ($176), $185, $67, $0 and $0, respectively)	23,681	30,718	24,123	9,306	5,905
Stock option re-pricing (benefit)/charge	(748)	888	67	—	—
Amortization of goodwill	—	22,176	38,083	20,300	303
Amortization of intangibles	906	1,427	1,381	1,234	—
Goodwill impairment charge	—	—	28,557	—	—
Restructuring charge	10,880	8,111	—	—	—

Total operating expenses	103,178	146,268	182,261	87,303	33,940

Operating (loss)/income	(27,150)	(59,521)	(96,130)	(17,489)	4,487
Foreign currency exchange (loss)/gain, net	(1,152)	(18)	(29)	6	(24)
Other (expense)/income, net	(177)	(61)	650	987	2,015

(Loss)/income before income taxes	(28,479)	(59,600)	(95,509)	(16,496)	6,478
Provision for/(benefit from) income taxes	929	3,860	2,583	(228)	(679)

Net (loss)/income	$(29,408)	$(63,460)	$(98,092)	$(16,268)	$7,157

Net (loss)/income per share:
Basic	$(0.86)	$(2.08)	$(3.36)	$(0.64)	$0.35
Diluted	$(0.86)	$(2.08)	$(3.36)	$(0.64)	$0.30
Weighted average number of common shares and common equivalent shares outstanding:
Basic	34,076	30,536	29,154	25,376	20,299
Diluted (1)	34,076	30,536	29,154	25,376	23,816

(1)	For an explanation of the determination of the number of shares used in computing per share amounts, see Note (9) of Notes to Consolidated Financial Statements.

Selected Financial Data for the Last Five Years—(Continued)

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance sheet data:
Cash and marketable securities	$29,920	$28,236	$21,747	$14,886	$47,945
Working capital	$621	$9,245	$23,411	$39,669	$53,742
Total assets	$115,729	$126,978	$160,891	$226,815	$78,187
Long-term obligations	$7,928	$501	$669	$—	$18
Total stockholders’ equity	$42,001	$69,080	$111,406	$187,653	$61,899

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are considered forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “plans” and other similar words. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements reflect our current views which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below and have discussed elsewhere in this report some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	general economic conditions;

•	competition from others;

•	our inability to develop and release new products or product enhancements;

•	risks in international operations;

•	seasonal fluctuations in our revenues or results of operations; and

•	other risk factors set forth under “Factors That May Affect Future Results.”

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

Customers who license our products routinely purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a fixed term, and can range from one to four years. Maintenance contracts are usually paid on an annual basis in advance, and revenues from these contracts are recognized ratably over the term of the contract.

Our products can be used by information technology professionals, as well as used and marketed by value-added resellers, application software and server companies, independent software vendors, systems integrator partners or other third party technology partners who co-sell, resell, embed or otherwise bundle our products with their products. License fee revenues are derived from direct licensing of software products through our direct sales force and indirectly through strategic partners, which include systems integrators, application software and server companies and technology partners. Sales influenced by strategic partners accounted for 46%, 27% and 37% of license revenues for the years ended December 31, 2002, 2001 and 2000, respectively. International revenues accounted for 38%, 37% and 36% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

The size of orders has historically ranged from $20,000 to over $4.0 million per order. The loss or delay of large individual orders, therefore, can have a significant impact on revenue and other quarterly results. In addition, due to the buying habits of our customers, we generally consummate our license agreements, and consequently recognize a substantial portion of our quarterly software licensing revenues in the last month of each quarter; as a result, revenue for any particular quarter may be difficult to predict in advance. Because operating expenses are relatively fixed, a delay in the recognition of revenue from even a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by increased revenue, operating results would be materially and adversely affected. As a result of these and other factors, operating results for any quarter are subject to variation, and period-to-period comparisons of results of operations may not necessarily be meaningful and should not be relied upon as indications of future performance.

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

Valuation of Goodwill and Long-Lived Assets.    Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which we adopted effective January 1, 2002, goodwill is no longer amortized, but instead it is tested for impairment at least annually. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, companies are required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, companies were required to identify their reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Companies had up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the second step of the transitional impairment test would be required to be performed. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, companies would be required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company’s Consolidated Statements of Operations. We completed our transitional impairment test for goodwill in the second quarter of 2002 and determined that our goodwill was not impaired and therefore did not require the recognition of any transitional impairment losses. Additionally, we completed our annual impairment test in the fourth quarter of 2002 and determined that our goodwill was not impaired. At December 31, 2002 and 2001, we had goodwill on our Consolidated Balance Sheet, net of accumulated amortization, totaling $44.0 million. Should we experience reductions in revenues and cash flows because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of goodwill and would be required to record a charge for impairment.

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which we adopted effective January 1, 2002, we review long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that an intangible or long-lived asset should be evaluated for possible impairment, an estimate of the related asset’s undiscounted future cash flows over the remaining life of the asset will be made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. At December 31, 2002 and 2001, the Company had long-lived assets consisting of furniture, fixtures and equipment and intangibles in the Consolidated Balance Sheet, net of accumulated amortization and depreciation, totaling $14.6 million and $19.4 million, respectively. Should we experience reductions in revenues and cash flows because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record an impairment charge at that time.

Valuation of Deferred Tax Assets.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future. As of December 31, 2002 and 2001, we had valuation allowances of $51.4 million and $40.8 million, against $51.5 million and $41.0 million, respectively, of gross deferred tax assets.

Legal Contingencies.    Our policy is to accrue for an estimated loss from a legal contingency if both of the following conditions are met: (1) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred or an asset had been impaired at the date of the financial statements; and (2) the amount of loss can be reasonably estimated. When there is no best point estimate of the loss and only a range of loss is available, we accrue to the low end of the range. We have certain significant legal and other contingencies as well as other litigation of a nature considered normal to our business which are pending against us. As of December 31, 2002, we have accrued approximately $0.7 million after considering any insurance recoveries for the aggregate amount of such contingencies. Should our actual payments resulting from the resolution of these contingencies differ from amounts accrued, we could incur additional expense in future periods. (See Note 13 of Notes to Consolidated Financial Statements.)

Restructuring Reserves.    As mentioned in Note 2 of our Consolidated Financial Statements, we incurred net restructuring charges during 2001 and 2002 totaling $8.1 million and $10.9 million, respectively. During the second and fourth quarters of 2002, it was determined that we would incur additional restructuring charges of approximately $6.5 million relating to certain leased space as a result of revised estimates regarding the timing of future possible sublease activities. Certain assumptions went into the estimate of sublease income expected to be derived from certain idle facilities. Should we negotiate more favorable subleases or reach a settlement with our landlords to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease costs, in excess of sublease income, if any, related to these facilities exceed our estimates, we could incur additional expense in future periods. During the third and fourth quarters of 2002, we recorded restructuring charges of approximately $4.7 million for severance and leased space no longer required related to a reduction in workforce due to a restructuring of operations. At December 31, 2002, the restructuring liabilities that remain total approximately $10.9 million on our Consolidated Balance Sheet, which consists of approximately $9.1 million for estimated future payments for rent and related expenses in excess of anticipated sublease income, and approximately $1.8 million for future personnel related severance costs. (See Note 2 of Notes to Consolidated Financial Statements.)

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:

	Years Ended December 31,
	2002	2001	2000
Revenues:
Software licensing	40.3%	45.8%	56.1%
Services	24.6	27.9	25.0
Maintenance	35.1	26.3	18.9

Total revenues	100.0	100.0	100.0

Cost of revenues:
Software licensing	0.5	0.7	1.1
Services	21.8	23.2	19.7
Maintenance	6.6	5.5	4.7
Stock option re-pricing (benefit)/charge	(0.3)	0.3	—
Amortization of intangibles	3.5	3.0	5.2
Intangibles impairment charge	—	—	8.0

Total cost of revenues	32.1	32.7	38.7

Gross profit	67.9	67.3	61.3

Operating expenses:
Product development	18.9	15.3	15.1
Selling and marketing	42.3	49.1	49.0
General and administrative	21.2	23.8	17.2
Stock option re-pricing (benefit)/charge	(0.7)	0.7	—
Amortization of goodwill	—	17.2	27.1
Amortization of intangibles	0.8	1.1	1.0
Goodwill impairment charge	—	—	20.3
Restructuring charge	9.7	6.3	—

Total operating expenses	92.2	113.5	129.7

Operating loss	(24.3)	(46.2)	(68.4)
Foreign currency exchange loss, net	(1.0)	—	—
Other (expense)/income, net	(0.1)	(0.1)	0.5

Loss before income taxes	(25.4)	(46.3)	(67.9)
Provision for income taxes	0.9	3.0	1.9

Net loss	(26.3)%	(49.3)%	(69.8)%

Gross profit exclusive of stock option re-pricing (benefit)/charge, amortization of intangibles and intangibles impairment charge:
Software licensing	98.7%	98.5%	98.1%
Services	11.4%	16.6%	21.3%
Maintenance	81.2%	79.1%	75.1%
Total	71.1%	70.6%	74.5%

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

During 2002 we incurred a net loss of ($29.4) million compared to a net loss of ($63.5) million in 2001. Effective January 1, 2002, we adopted SFAS No. 142 and discontinued amortization of goodwill. On a comparable basis, the net loss as adjusted to exclude goodwill amortization for the years ended December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
	(In thousands)
Reported net loss	$(29,408)	$(63,460)
Adjustment for goodwill amortization	—	22,176

Net loss, as adjusted	$(29,408)	$(41,284)

Our 2002 operating loss was ($27.2) million versus ($59.5) million in 2001. Gross profit decreased from $86.7 million in 2001 to $76.0 million in 2002. Product development expenses increased by $1.4 million, selling and marketing expenses decreased by $15.9 million and general and administrative expenses decreased by $7.0 million from 2001 to 2002.

Revenues

Total Revenues.    Our revenues are derived principally from three sources: (i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. Total revenues decreased 13% from $128.8 million in 2001 to $111.9 million in 2002. This decrease resulted from decreased license and services revenues partially offset by increased revenues for maintenance.

Software Licensing.    Total software licensing revenues decreased 24% from $59.0 million in 2001 to $45.1 million in 2002 as a result of continued weakness in information technology spending, delayed purchasing decisions by customers, and phased purchasing by customers choosing to buy software in smaller increments rather than large strategic purchases. From 2001 to 2002 we experienced a 19% decrease in the number of license contracts exceeding $100,000, while the average size of such contracts remained essentially unchanged. Americas’ (North, Central and South America) software licensing revenues decreased 20% from $38.4 million to $30.6 million, EMEA (Europe, Middle East and Africa) software licensing revenues decreased 37% from $17.5 million to $11.0 million and APAC (Asia Pacific) software licensing revenues increased by $0.4 million from $3.1 million to $3.5 million.

Services.    Total services revenues decreased 23% from $35.9 million in 2001 to $27.5 million in 2002 due to decreases in Americas and EMEA services revenues primarily as a result of continued weakness in information technology spending causing decreases in billable hours, average billing rates and training revenues. We believe that these decreases are related to earlier declines in license revenues beginning in January 2002 and are also due to the transition of implementation to our strategic partners as the Company focuses on the distribution of its solutions through indirect sales channels. Lower license revenues generally translate into reduced future service opportunities. Americas’ services revenues decreased 28% from $21.0 million to $15.1 million, EMEA services revenue decreased 21% from $13.9 million to $11.0 million and APAC services revenue increased $0.4 million from $1.0 million to $1.4 million. As discussed in Note 1 of the Notes to Consolidated Financial Statements, as a result of our adoption of Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, effective January 1, 2002, approximately $1.9 million and $2.5 million of out-of-pocket reimbursements are included as services revenues for the years ended December 31, 2002 and 2001, respectively.

Maintenance.    Total maintenance revenues increased 16% from $33.9 million in 2001 to $39.3 million in 2002 due to the cumulative increase in licensing and related maintenance contracts to our worldwide customer base, and favorable renewal rates pertaining to the existing worldwide customer base. These factors offset the lower first year maintenance revenue generated as a result of lower license revenues. Americas’ maintenance revenues increased 9% from $22.1 million to $24.1 million, EMEA maintenance revenues increased 25% from $10.4 million to $13.0 million and APAC maintenance revenues increased 61% from $1.4 million to $2.2 million.

Cost of Revenues

Total Cost of Revenues.    Cost of software licensing revenues consists primarily of CD-ROMs, manuals, distribution costs and the royalty costs of third-party software embedded in our product. Cost of services consists primarily of personnel-related and travel costs in providing consulting and training to customers. Cost of maintenance revenues consists primarily of personnel-related and occupancy costs in providing maintenance and technical support to customers. The non-cash stock option re-pricing (benefit) charge relates to the November 2000 re-pricing of certain options previously granted to certain service and maintenance personnel as described below. The amortization expense relates to certain purchased intangible technology assets in connection with the Braid acquisition in 1999 as described below. Total costs of revenues decreased 15% from $42.1 million in 2001 to $35.9 million in 2002 due to decreased costs associated with lower license revenues, reductions in services personnel and consulting, and a non-cash stock option re-pricing benefit in 2002 as compared to a charge in 2001.

Gross margin on software licensing revenues is higher than gross margins on services and maintenance revenues reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing consulting and training services, maintenance and technical support. Cost of services also varies based upon the mix of consulting and training services. Total gross margins increased marginally from 67% in 2001 to 68% in 2002. Total gross margins, excluding the impact of the non-cash stock option re-pricing benefit and amortization of intangibles, were 71% in both 2002 and 2001 ($90.9 million and $79.6 million for 2001 and 2002, respectively).

Cost of Software Licensing.    Total software licensing costs decreased 31% from $0.9 million in 2001 to $0.6 million in 2002 due to the decrease in software licensing revenues and related royalty expenses. Software licensing gross margin remained constant at 99% for 2001 and 2002.

Cost of Services exclusive of Non-Cash Stock Option Re-Pricing (Benefit) Charge.    Total services costs decreased 19% from $30.0 million in 2001 to $24.4 million in 2002 due to decreases in compensation as a result of headcount reductions, related decreases in travel expenses, and the redeployment of services personnel to assist in product development projects. Total services gross margin decreased from 17% in 2001 to 11% in 2002 as a result of the 23% decrease in services revenues offset by decreases in personnel costs.

Cost of Maintenance exclusive of Non-Cash Stock Option Re-Pricing (Benefit) Charge.    Total maintenance costs increased 5% from $7.1 million in 2001 to $7.4 million in 2002 to support the increase in the worldwide customer base. Total maintenance gross margin increased marginally from 79% in 2001 to 81% in 2002.

Stock Option Re-Pricing (Benefit) Charge.    In November 2000, our Board of Directors approved the exchange of 615,465 of options granted in September 2000 for an equal amount of options (the replacement options) priced at the then current market price of $5.06 per share. As this was a reduction in the exercise prices of fixed stock option awards, the replacement options are subject to variable accounting from the date of modification to the date on which the awards are exercised, forfeited, or expire unexercised in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44 “Accounting for Certain Transactions Involving Stock Compensation” and FIN 28 “Accounting for Stock Appreciation Rights and other Variable Stock Option or Award Plans”. At December 31, 2002, 244,256 re-priced options were outstanding. We recorded a variable non-cash compensation benefit of $0.3 million in 2002 and a charge of $0.3 million in 2001 for re-priced options granted to personnel generating services and maintenance revenues. We also recorded a variable non-cash compensation benefit of $0.7 million in 2002 and a charge of $0.9 million in 2001 for the re-priced options related to operating personnel (see below). (See Note 8 of Notes to Consolidated Financial Statements.)

Amortization of Intangibles.    Amortization of purchased technology intangible assets remained constant at $3.8 million for 2002 and 2001. The expense is related to the Braid business combination completed in 1999, which was accounted for using the purchase method of accounting. We had net purchased technology intangibles of $4.5 million and $8.3 million at December 31, 2002 and 2001, respectively.

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold”, amortization relating to capitalized software costs has been charged to cost of revenues, and amortization relating to other intangible assets is being classified as a component of operating expenses.

Operating Expenses

Total Operating Expenses.    Total operating expenses decreased 29% from $146.3 million in 2001 to $103.2 million in 2002. This decrease is attributable to (i) a $22.2 million decrease in goodwill amortization due to our adoption of SFAS No. 142 effective January 1, 2002, which requires us to discontinue amortization of goodwill; (ii) a net $15.9 million decrease in selling and marketing expenses primarily representing reductions in staff and related expenses initiated as part of our fiscal year 2001 and 2002 restructuring activities and lower total sales incentives expense due to lower revenues; (iii) a net $7.0 million reduction in general and administrative expenses (see below); (iv) a $0.7 million non-cash stock option re-pricing benefit in 2002; and offset by (v) an increase of $2.8 million in restructuring charges as we recorded a charge of $8.1 million in 2001, as compared to a net charge of $10.9 million in 2002 (See Note 2 of Notes to Consolidated Financial Statements); and (vi) a $1.4 million increase in product development expenses.

Product Development exclusive of Non-Cash Stock Option Re-Pricing (Benefit) Charge.    Product development expenses include expenses associated with the development of new products and enhancements to existing products. These expenses consist primarily of salaries, recruiting, and other personnel-related costs, depreciation of development equipment, supplies, travel, allocated facilities and allocated communication costs.

Product development expenses increased 7% from $19.7 million in 2001 to $21.1 million in 2002 due to the redeployment of services personnel to work on various product development projects and increased compensation costs relating to increased headcount, partially offset by reductions in the use of subcontractors and decreased occupancy costs.

Selling and Marketing exclusive of Non-Cash Stock Option Re-Pricing (Benefit) Charge.    Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, third party commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product literature, and allocated facilities and communications costs.

Selling and marketing expenses decreased 25% from $63.3 million in 2001 to $47.4 million in 2002. This decrease was primarily due to sales staff reductions as a result of the shift in our sales strategy from increasing the number of sales personnel to relying more heavily on systems integrators, application software and server companies and technology partners who co-sell, resell, embed or bundle our software and solutions, and lower total sales incentives expense due to reduced staff levels and lower full year revenues. Our compensation and benefit costs decreased by approximately $7.0 million; sales incentives decreased by approximately $3.0 million; occupancy, travel, training and recruiting costs decreased by $4.0 million; and spending on consulting and marketing costs decreased by $2.5 million; these decreases were partially offset by an increase of $0.7 million in third party sales commissions and $0.7 million of severance costs.

General and Administrative exclusive of Non-Cash Stock Option Re-Pricing (Benefit) Charge.    General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for our administrative, executive, and finance personnel as well as outside legal, consulting, tax services and audit fees.

General and administrative expenses decreased 23% from $30.7 million in 2001 to $23.7 million in 2002 due to (i) $2.4 million of reversals of legal reserves and legal fee accruals, as well as insurance reimbursements of legal fees, as a result of favorable settlements of previously outstanding litigation, and (ii) lower consulting, professional and legal fees of $5.9 million, partially offset by increased compensation costs of $0.9 million as we replaced certain third party consultants with full-time personnel.

Amortization of Goodwill and Intangibles.    Amortization of goodwill and intangibles decreased by $22.7 million from $23.6 million in 2001 to $0.9 million in 2002, primarily due to our adoption of SFAS No. 142 effective January 1, 2002, which requires us to discontinue goodwill amortization. This expense is related to business combinations completed in 1998 and 1999, which were accounted for using the purchase method of accounting. We had net operating intangible assets of $0.9 million and $1.8 million at December 31, 2002 and 2001, respectively, and net goodwill of $44.0 million at December 31, 2002 and 2001, respectively.

Stock Option Re-Pricing (Benefit) Charge.    As discussed above, we recorded a variable non-cash compensation benefit of $0.7 million during 2002 and a $0.9 million charge during 2001 related to the re-pricing of certain fixed stock option awards previously granted to certain product development, sales and marketing and general and administrative employees in November of 2000. (See Note 8 of Notes to Consolidated Financial Statements.)

Restructuring Charge.    The restructuring charge of $10.9 million in 2002 consists of a $6.8 million increase in restructuring accruals for unoccupied lease space primarily based on revised estimates for the commencement of future possible sublease activities, a $4.4 million charge for severance relating to worldwide personnel reductions as announced in the third and fourth quarters of 2002, offset by a $0.1 million reversal of amounts provided in 2001 for restructuring reserve accruals related to severance and a $0.2 million reversal of restructuring reserve accruals related to leased space. There was an $8.1 million restructuring charge in 2001 consisting of a $2.9 million charge for severance and a $5.2 million charge for unoccupied lease space. (See Note 2 of Notes to Consolidated Financial Statements.) At December 31, 2002, $5.7 million of the unpaid restructuring charge was included in accrued expenses and other current liabilities and $5.1 million was included in other long-term liabilities.

Foreign Currency Exchange Loss, Net

Foreign currency exchange loss, net increased from $18,000 in 2001 to $1.2 million in 2002, as primarily a result of certain intercompany transactions denominated in British pound sterling, which were not settled during 2002 and which gave rise to losses as a result of the strengthening of the British pound as compared to the U.S. dollar. We are evaluating our hedging options with respect to this intercompany balance.

Other Income (Expense), Net

Net other income (expense) represents interest income earned on cash and marketable securities balances and term license contracts, offset by borrowing costs related to certain contractual obligations.

Net other income (expense) was ($0.2) million in 2002 as compared to ($0.1) million in 2001 primarily due to fees incurred in connection with our credit facility with Silicon Valley Bank (“SVB”).

Income Taxes

The provision for income taxes was $0.9 million for the year ended December 31, 2002 as compared to $3.9 million for the year ended December 31, 2001. Our effective tax rate for the year ended December 31, 2002 is 3.3%, compared to an effective tax rate of 6.5% for the year ended December 31, 2001. The difference between the income tax expense for the year ended December 31, 2002 and the expected statutory tax rate benefit of 34% is primarily due to our recording a full valuation allowance against our current year losses and the impact of foreign operations. The difference between the income tax expense for the year ended December 31, 2001 and the expected statutory tax benefit of 34% is primarily due to our recording a full valuation allowance against our deferred tax assets, the impact of foreign operations and non-deductible goodwill and purchased technology intangible amortization. During the second quarter of 2001 we determined that a valuation allowance against a significant portion of our deferred tax assets was necessary as it was determined to be more likely than not that we would be unable to utilize deferred income tax assets in the future.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

During 2001 we incurred a net loss of ($63.5) million compared to a net loss of ($98.1) million in 2000. Our 2001 operating loss was ($59.5) million versus ($96.1) million in 2000. Gross profit increased from $86.1 million to $86.7 million. Product development expenses decreased by $1.5 million, selling and marketing expenses decreased by $5.6 million and general and administrative expenses increased by $6.6 million from 2000 to 2001.

Revenues

Total Revenues.    Total revenues decreased 8% from $140.6 million in 2000 to $128.8 million in 2001. This decrease resulted from decreased license revenues partially offset by increased billings for services and maintenance.

Software Licensing.    Total software licensing revenues decreased 25% from $78.8 million in 2000 to $59.0 million in 2001 as a result of changes in sales force management, as well as continued weak economic conditions and delayed purchasing decisions by customers. From 2000 to 2001 we noted a 30% decrease in the number of license contracts exceeding $100,000, partially offset by a 9% increase in the average size of such contracts. Americas’ software licensing revenues decreased 27% from $52.6 million to $38.4 million, EMEA software licensing revenues decreased 24% from $23.2 million to $17.5 million and APAC software licensing revenues increased 3% from $3.0 million to $3.1 million.

Services.    Total services revenues increased marginally from $35.2 million in 2000 to $35.9 million in 2001. Americas’ services revenues increased 2% from $20.5 million to $21.0 million, EMEA services revenue increased marginally from $13.8 million to $13.9 million and APAC services revenue increased 23% from $0.8 million to $1.0 million. As discussed in Note 1 of the Notes to Consolidated Financial Statements, as a result of our adoption of EITF Issue No. 01-14 effective January 1, 2002, approximately $2.5 million and $2.3 million of out-of-pocket reimbursements are included as services revenues for the years ended December 31, 2001 and 2000, respectively.

Maintenance.    Total maintenance revenues increased 28% from $26.6 million in 2000 to $33.9 million in 2001 primarily due to growth in the worldwide customer base and the related renewals of annual maintenance contracts. Americas’ maintenance revenues increased 37% from $16.2 million to $22.1 million, EMEA maintenance revenues increased 11% from $9.4 million to $10.4 million and APAC maintenance revenues increased 33% from $1.0 million to $1.4 million.

Cost of Revenues

Total Cost of Revenues.    Total costs of revenues decreased 23% from $54.5 million in 2000 to $42.1 million in 2001 primarily due to the write-off of certain purchased technology assets in the fourth quarter of 2000 and related reductions in amortization expense in 2001, partially offset by increases in the costs associated with higher services and maintenance revenues.

Total gross margins increased from 61% in 2000 to 67% in 2001 primarily due to the absence of the fourth quarter 2000 write-off of certain purchased technology assets and reduced amortization expense in 2001, offset by the increased composition of lower margin service and maintenance revenues within total revenues. Total gross margins, excluding the impact of the non-cash stock option re-pricing charge, amortization and impairment of intangibles, were $90.9 million (71%) in 2001 compared to $104.7 million (74%) in 2000.

Cost of Software Licensing.    Total software licensing costs decreased 44% from $1.5 million in 2000 to $0.9 million in 2001 due primarily to the write-off of $0.5 million in prepaid royalties in 2000 in connection with discontinuing use of the Novera technology. Software licensing gross margin increased slightly to 99% in 2001 from 98% in 2000.

Cost of Services exclusive of Non-Cash Stock Option Re-Pricing Charge.    Total services costs increased 8% from $27.7 million in 2000 to $30.0 million in 2001. This increase is primarily due to an increase in services headcount and related personnel costs in the first half of 2001, in anticipation of higher services revenues that failed to materialize. Consequently, total services gross margin decreased from 21% in 2000 to 17% in 2001.

Cost of Maintenance exclusive of Non-Cash Stock Option Re-Pricing Charge.    Total maintenance costs increased 7% from $6.6 million in 2000 to $7.1 million in 2001 to support the increase in the worldwide customer base. Total maintenance gross margin increased from 75% in 2000 to 79% in 2001.

Stock Option Re-Pricing Charge.    At December 31, 2001, 346,498 re-priced options were outstanding. We recorded a variable non-cash compensation charge of $0.3 million during 2001 for the re-priced options; there was no such charge in 2000. The 2001 charge is related to re-priced options granted to personnel generating services and maintenance revenues. We also recorded variable non-cash compensation charges of $0.9 million during 2001 and $0.1 million during 2000 for the re-priced options related to operating personnel (see below).

Amortization of Intangibles.    Amortization of the purchased technology intangibles decreased 48% from $7.4 million in 2000 to $3.8 million in 2001. We had net purchased technology intangibles of $8.3 million and $12.2 million at December 31, 2001 and 2000, respectively.

Intangibles Impairment Charge.    After the decline in our revenues in the third quarter of 2000 and management changes in the fourth quarter, it was necessary for us to evaluate our allocation of resources to products that were not generating significant revenue streams. During the fourth quarter of 2000, we re-evaluated intangible assets related to recent acquisitions and determined that two products acquired in the Braid acquisition, Nimbus, a treasury management product, and Freeway, an information management application, no longer supported our focus on e-business integration. Revenues in 2000 from Nimbus and Freeway amounted to $468,000 and $0, respectively. While revenues from these products were not significant, we believed that having a suite of products addressing a multitude of needs gave us an edge over our competitors, and therefore we continued to offer these product lines during fiscal 2000. In the fourth quarter of 2000, after re-evaluating the opportunity for the Braid Nimbus and Freeway products, we elected to discontinue support of these products. As a result, the unamortized intangible asset net book value of $11.2 million relating to these products was written-off in the fourth quarter of 2000 and is included in “Cost of revenues: Intangibles impairment charge” in the accompanying consolidated statement of operations for the year ended December 31, 2000.

Operating Expenses

Total Operating Expenses.    Total operating expenses declined 20% from $182.3 million in 2000 to $146.3 million in 2001. This decrease is primarily the result a $28.6 million intangible impairment charge recorded in 2000, the reduction in amortization expense in 2001 as a result of the 2000 charge and, to a lesser extent, expense rationalization and expense management actions initiated as part of 2001 restructuring activities. This decrease was partially offset by a $0.8 million increase in a non-cash stock option re-pricing charge, an $8.1 million restructuring charge in 2001, and increases in our General and Administrative expenses, as discussed below.

Product Development exclusive of Non-Cash Stock Option Re-Pricing Charge.    Product development expenses decreased 7% from $21.2 million in 2000 to $19.7 million in 2001 primarily due to the closing of the Burlington, MA research facility in December 2000 and the elimination of 49 positions in the second quarter of 2001.

Selling and Marketing exclusive of Non-Cash Stock Option Re-Pricing Charge.    Selling and marketing expenses decreased 8% from $68.9 million in 2000 to $63.3 million in 2001 primarily due to staff reductions as a result of our shift in our sales strategy from increasing the number of sales personnel to strategically targeting certain vertical markets where our products have particular and proven value, partially offset by increases in our selling and marketing expenses internationally due to geographical market expansion activities. We reduced our domestic headcount by 57 personnel in the second and third quarters of 2001 and incurred lower commissions and sales incentives due to lower license revenues, and reduced spending on travel, communication and marketing costs.

General and Administrative exclusive of Non-Cash Stock Option Re-Pricing Charge. General and administrative expenses increased 27% from $24.1 million in 2000 to $30.7 million in 2001 primarily due to establishing litigation reserves of $3.7 million, as well as increased occupancy costs as we established new offices in Sweden in 2000 and in Spain and Switzerland in 2001.

Amortization of Goodwill and Intangibles.    Amortization of goodwill and intangible assets decreased 40% from $39.5 million in 2000 to $23.6 million in 2001. As noted above, this expense is related to business combinations completed in 1998 and 1999, which were accounted for using the purchase method of accounting. The decrease over prior year is a direct result of our decision, in the fourth quarter of 2000, to write-off certain of these assets that no longer supported our business focus.

Intangibles Impairment Charge.    During the fourth quarter of 2000, we re-evaluated intangible assets related to recent acquisitions and determined that the acquired operations from Novera no longer supported our focus on e-business integration. In the fourth quarter of 2000, we determined that the Web Broker product, which included the Novera technology, would be discontinued. In December 2000, customers were contacted and informed they would be migrated to the Web Integrator product, which had similar functionality to Web Broker, but did not incorporate the Novera technology. In addition, we consolidated the research and development function from Novera with our Boca Raton, FL facility in December 2000 and all Novera research and development personnel left the Company. As a result of these decisions, we recorded an intangibles impairment charge of $28.6 million in the fourth quarter of 2000 to write-off the remaining book value of the Novera goodwill.

Stock Option Re-Pricing Charge.    As discussed above, we recorded a variable non-cash compensation charge of $0.1 million during 2000 and a $0.9 million charge during 2001 related to the re-pricing of certain fixed stock option awards previously granted to certain product development, sales and marketing and general and administrative employees in November of 2000.

Restructuring Charge.    The restructuring charge of $8.1 million for the year ending December 31, 2001 consists of $2.9 million in severance-related costs and $5.2 million to accrue for losses related to leased space in Wilton, CT, Burlington, MA, Boca Raton, FL, Bannockburn, IL and Cobham, UK no longer required due to reductions in personnel during the year. At December 31, 2001, $3.2 million of the unpaid restructuring charge was included in accrued expenses and other current liabilities and $1.7 million was included in other long-term liabilities.

Foreign Currency Exchange Loss, Net

Foreign currency exchange loss, net decreased marginally from a net loss of $29,000 in 2000 to a net loss of $18,000 in 2001.

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

Income Taxes

The provision for income taxes was $3.9 million for the year ended December 31, 2001 as compared to $2.6 million for the year ended December 31, 2000. Our effective tax rate for the year ended December 31, 2001 was 6.5%, compared to an effective tax rate of 2.7% for the year ended December 31, 2000. The difference between the income tax expense for the year ended December 31, 2001 and the expected statutory tax benefit of 34% is primarily due to our recording a full valuation allowance against our deferred tax assets, the impact of foreign operations and non-deductible goodwill and purchased technology intangible amortization. During the second quarter of 2001 we determined that a valuation allowance against a significant portion of our deferred tax assets was necessary as it was determined to be more likely than not that we would be unable to utilize deferred income tax assets in the future. The difference between the income tax expense for the year ended December 31, 2000 and the expected statutory tax benefit of 34% is primarily due to our recording a partial valuation allowance against our deferred tax assets, non-deductible goodwill and purchased technology intangible amortization, the effect of foreign operations and a non-deductible intangible asset impairment charge.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $1.7 million to $29.9 million at December 31, 2002 from $28.2 at December 31, 2001 primarily due to (i) net proceeds of $9.3 million from the issuance of debt in December 2002; (ii) $3.0 million reclassified from restricted non-current assets as a result of an amended credit agreement (See Note 7 of Notes to Consolidated Financial Statements); (iii) $2.6 million in proceeds from the exercise of employee stock options, warrants and purchases of stock under the ESPP; and (iv) $0.3 million, net of payments, from the financing of certain fiscal 2002 annual insurance premiums, offset by cash used in operations of $10.4 million and purchases of software and computer equipment of $3.3 million. Our cash position improved by $9.9 million to $28.2 million as of December 31, 2001 from $18.3 million as of December 31, 2000 primarily as a result of proceeds from the sale of Common Stock through two private placements and from the issuance of Common Stock under our employee stock purchase plan, which resulted in net proceeds of $18.0 million, partially offset by cash used in operations of $5.9 million.

Operating Activities

Operating activities consumed cash of $10.4 million during the year ended December 31, 2002, as compared to consuming cash of $5.9 million during the year ended December 31, 2001 and generating cash of $11.3 million during the year ended December 31, 2000. Our net loss was $29.4 million and $63.5 million for the years ended December 31, 2002 and 2001, respectively, of which $9.0 million and $32.3 million related to non-cash depreciation and amortization. During the first three quarters of 2002, our operations consumed cash of $12.0 million, as our revenues declined sequentially from $27.4 million in the first quarter to $25.3 million in the third quarter, and we implemented restructuring activities in the third quarter to bring our cost structure in line with lowered revenue expectations. In the fourth quarter of 2002, we experienced a seasonal uplift in revenues to $32.3 million for the quarter, which resulted in our operations generating $1.6 million for the three months ended December 31, 2002.

Operating activities consumed cash of $5.9 million during the year ended December 31, 2001 compared to providing cash of $11.3 million during the year ended December 31, 2000. During the first half of 2001, our operations consumed $13.2 million of cash. In the second half of 2001, we generated $7.3 million of cash from operations through: (i) a 20% increase in revenues over the first half of 2001; (ii) restructuring activities which began in the second quarter of 2001 that included an approximate 29% reduction in the consolidated workforce and a reorganization of our sales efforts; (iii) expense management efforts; and (iv) continued improvements in accounts receivable collections resulting in a decrease in the number of days sales outstanding in net accounts receivable from 91 days at June 30, 2001 to 75 days at December 31, 2001.

Net accounts receivable decreased 23% from $29.0 million at December 31, 2001 to $22.2 million at December 31, 2002. The number of days in net accounts receivable decreased from 75 days at December 31, 2001 to 62 days at December 31, 2002 as we continued to improve our collection efforts. The allowance for doubtful accounts decreased from $3.9 million at December 31, 2001 to $1.6 million at December 31, 2002 due primarily to a $1.9 million write-off against the allowance related to the settlement of a legal matter in the first quarter of 2002 and net reversals of allowance for doubtful accounts reserves no longer needed of $0.2 million due to improved collections and the resolution of certain disputes.

Net accounts receivable decreased 26% from $38.9 million at December 31, 2000 to $29.0 million at December 31, 2001 due primarily to a $5.2 million decline in fourth quarter revenues in 2001 as compared to 2000, as well as improved collections, partially offset by a $4.4 million increase in deferred revenue. The number of days sales in net accounts receivable decreased from 88 days at December 31, 2000 to 75 days at December 31, 2001 as we applied new management resources to collection efforts. The allowance for doubtful accounts increased modestly from $3.6 million at December 31, 2000 to $3.9 million at December 31, 2001.

Current liabilities increased 8% from $51.0 million at December 31, 2001 to $55.3 million at December 31, 2002. Accounts payable decreased 24% from $7.6 million to $5.8 million due to lower expense levels and the timing of payments. Accrued expenses increased 7% from $20.7 million to $22.2 million due primarily to a $1.2 million increase in accrued bonuses and incentives, and an increase in accrued restructuring of $2.5 million related to unoccupied leased space and severance, partially offset by a $2.8 million decrease in legal contingency accruals due to the settlement of certain litigation and reversals of accruals as we settled certain litigation on a more favorable basis than anticipated (See Note 13 of Notes to Consolidated Financial Statements). The current portion of long-term debt increased from $0.4 million to $3.3 million due to the term loan agreement entered into in December 2002, which requires principal payments of $2.5 million in fiscal 2003 (See Note 7 of Notes to Consolidated Financial Statements). Current portion of deferred revenue increased 8% from $22.3 million to $24.0 million due primarily to increases in deferred maintenance revenues of $2.7 million, offset by the recognition of $1.5 million in license revenue, which was deferred at year-end 2001.

Current liabilities increased 16% from $44.1 million at December 31, 2000 to $51.0 million at December 31, 2001. Accounts payable increased 14% from $6.7 million to $7.6 million primarily due to higher legal fees in the Americas. Accrued expenses increased 6% from $19.5 million to $20.7 million due primarily to the establishment of $3.7 million in settlement reserves associated with legal contingencies and the current portion of the restructuring reserve of $3.3 million, partially offset by a $2.4 million decrease in accrued commission expense related to the year-to-year decline in fourth quarter revenues, as well as payments of $3.3 million for legal and consulting expenses and leasehold improvements accrued at December 31, 2000. Current portion of deferred revenue increased 25% from $17.8 million to $22.3 million due primarily to a $3.5 million increase in deferred maintenance revenue related to the increased number of customers with installed software and a $0.9 million increase in deferred license revenue related to contracts with acceptance clauses.

Our short-term operating commitments include operating lease payments over the next twelve months of approximately $7 million, including approximately $2 million for certain office space in Wilton, CT, which we do not occupy. While we are seeking to enter into a sublease agreement relating to this facility, we have recorded a restructuring charge for rent and related amounts for this lease through March 31, 2004. If we are unable to enter into a sublease agreement for this facility providing for rent payments to us commencing by such date, we may need to record an additional charge for estimated future rent payments required to be made by us until such time as the space is sublet.

As of December 31, 2002, we had accruals of $0.7 million, after considering insurance recoveries, related to costs associated with outstanding legal contingencies. Should our actual payments resulting from the resolution of these contingencies differ from amounts accrued, we could incur additional expense in future periods (See Note 13 of Notes to Consolidated Financial Statements). In addition, we may be required to make cash payments, which would decrease our cash and cash equivalents.

As discussed above, we used cash of $10.4 million in our operations for the year ended December 31, 2002. As a result of our lower than anticipated revenues and our decision to supplement our direct sales force with greater reliance on third party sales forces of our strategic partners, we reduced our global workforce through restructuring and attrition by approximately 30% in the third and fourth quarters of 2002, to a level of 441 employees at December 31, 2002. These restructuring efforts included workforce reductions in our international operations as we continue to focus our distribution efforts through strategic partners globally. Accordingly, we recorded restructuring charges for severance of $1.9 million and $2.5 million, respectively, in the third and fourth quarters of 2002. The cost savings from these workforce reductions will be partially offset by greater partner referral commissions in connection with our reliance on third party sales forces.

Investing Activities

Investing activities consumed cash of $0.4 million during the year ended December 31, 2002 compared to consuming cash of $1.5 million and $7.3 million during the years ended December 31, 2001 and 2000, respectively. Investing activities for 2002 included a $3.3 million net investment in software for management reporting systems, and furniture, fixtures and equipment, offset by a net $2.9 million decrease in restricted collateral deposits as discussed below. Investing activities for 2001 included a $3.5 million net investment in furniture, fixtures and equipment, and a $1.5 million increase in the restricted collateral deposit in connection with a facility lease, partially offset by a $3.4 million liquidation of investments in marketable securities. Investing activities in 2000 included a $6.2 million net investment in furniture, fixtures and equipment, a $1.8 million increase in intangible assets in connection with the Braid acquisition earn-out agreement and a $1.5 million restricted collateral deposit in connection with a facility lease, partially offset by a $2.2 million liquidation of investments in marketable securities.

Our expenditures for furniture, fixtures, equipment and software are expected to be approximately $2 million for the next twelve months, including approximately $0.6 million to complete the implementations of our new enterprise relationship management and financial information systems.

Financing Activities

Financing activities generated cash of $11.3 million during the year ended December 31, 2002 compared to $18.0 million during the year ended December 31, 2001. Financing activities for the year ended December 31, 2002 included (i) net proceeds of $9.3 million from our December 2002 term loan financing (see below); (ii) $1.5 million of borrowings related to the financing of certain insurance premiums; (iii) $1.8 million of proceeds from employee stock plan purchases; (iv) $0.7 million of proceeds from the exercise of employee stock options; and $0.1 million of proceeds from the exercise of stock purchase warrants, partially offset by $1.2 million of financed insurance premium principal payments, $0.7 million of capital lease principal payments and $0.2 million of expenses relating to our December 2001 private placement issuance of stock to certain investors.

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

In June 2000, we obtained a $1.2 million letter of credit from Fleet Bank in connection with a new headquarters office lease. At Fleet Bank’s request we provided a $1.5 million restricted collateral deposit as security for the outstanding letter of credit. In January 2001, we increased the letter of credit to $2.5 million and the related restricted collateral deposit to $3.0 million. In June 2002, we terminated this letter of credit and the related restricted collateral deposit of $3.0 million, and replaced them with a letter of credit for a similar amount with SVB using our existing line of credit with SVB as collateral. The letter of credit with SVB remains and is collateralized by a replacement letter of credit with Wells Fargo Bank (“Wells Fargo”) in connection with a new credit facility with Foothill Capital Corporation (“Foothill”), an affiliate of Wells Fargo (see below).

On December 24, 2002, Mercator Software, Inc. (“Parent”) and its wholly-owned subsidiary, Mercator Software Limited (“Mercator-UK”), entered into a Loan and Security Agreement (the “Loan Agreement”) and related agreements with Foothill. The Loan Agreement provides for a $10.0 million term loan subfacility, a $5.0 million letter of credit subfacility and a revolving line of credit equal to the difference between $20.0 million and the amounts outstanding under the term loan and letter of credit facility collectively, the “Credit Facility”. The aggregate principle amount outstanding under the Loan Agreement is limited to the lesser of $20.0 million or the borrowing base as determined under the Loan Agreement. As of December 31, 2002, we had outstanding borrowings of $10.0 million under the term loan facility, and incurred expenses of approximately $0.7 million in connection with this loan. The term loan is repayable in equal monthly installments of approximately $0.2 million with the balance of $2.5 million due on December 24, 2005. The term loan must be prepaid to the extent such loan is in excess of an amount calculated as 45% of the net orderly liquidation value of recurring maintenance revenues, as detailed in the Loan Agreement. In addition, as of December 31, 2002, we had utilized approximately $2.5 million of the subfacility for one letter of credit. The Parent and Mercator-UK have pledged substantially all of their respective assets as collateral for their borrowings under the Loan Agreement.

Outstanding revolving credit loans bear interest at a rate per annum based on: (a) a floating rate equal to (i) Wells Fargo’s prime rate plus (ii) 0.25% per annum; and (b) to the extent selected by the Company, a rate based upon (i) 1-, 2-, or 3-month reserve adjusted London interbank offered rate (“LIBOR”) on U.S. Dollar deposits plus (ii) 3.00% per annum. The outstanding term loan bears interest at a rate per annum based on Wells Fargo’s prime rate plus a specified interest rate margin ranging from 0.50% to 2.00% per annum (initially, 2.00% per annum); but in any case the term loan is subject to a minimum aggregate interest rate of 6.00% per annum, and no LIBOR option is available for the term loan. The Loan Agreement also provides for an additional 4.00% per annum default rate of interest that would accrue during events of default.

The Loan Agreement contains certain financial covenant requirements, including: (i) consolidated minimum EBITDA (as defined); (ii) borrowers’ recurring maintenance revenues, measured monthly for the preceding five months, of not less than $10.0 million; and (iii) the borrowers’ capital expenditures not exceeding $2.5 million in 2003, $5.0 million in 2004 and an amount to be mutually agreed upon for 2005 ($5.0 million absent such agreement). In addition, the Loan Agreement and related agreements contain numerous other affirmative and negative covenants, as well as numerous events of default. We were in compliance with all of the covenants as of December 31, 2002. On March 17, 2003, Foothill provided a waiver letter with respect to Parent’s and Mercator-UK’s obligation to enter into cash management agreements with respect to certain accounts by January 31, 2003 and has extended the date by which such agreements shall be completed through April 30, 2003. The Company has initiated efforts to fulfill this requirement and expects to be in compliance with such obligation by April 30, 2003. Until such time as these cash management agreements are signed, Foothill has no obligation to make any additional advances under the Loan Agreement. (See Notes 7 and 16 of Notes to Consolidated Financial Statements.)

Upon any early termination of the Credit Facility, whether voluntarily by the Company or by Foothill following an event of default, the Loan Agreement requires the payment of an early termination fee of 3.00% during the first year, 2.00% during the second year, and 1.00% during the third year, in each case calculated on the original aggregate amount available under the Credit Facility ($20.0 million). No fee is payable if termination occurs within the final 90 days preceding the scheduled maturity date, or if the Credit Facility is refinanced with a unit of Wells Fargo. A reduced percentage early termination fee may be payable if termination occurs in connection with a “change of control” (which constitutes an event of default under the Loan Agreement and is defined as: (a) any person or group beneficially owning 30% or more of the Company’s stock; (b) a majority of the Company’s directors ceasing to be “continuing directors” (as defined); or (c) any borrower ceases to directly own and control 100% of the outstanding Capital Stock of its restricted subsidiaries (as defined in the Loan Agreement) extant as of the closing date of the loan).

The current portion of long-term debt commitments are expected to be approximately $3.3 million.

Cash Flow and Funding Requirements

We believe that current cash and cash equivalent balances ($29.9 million at December 31, 2002) will be sufficient to meet our needs associated with cash shortfalls in any one quarter and are sufficient to meet anticipated needs through December 31, 2003 including working capital, severance payments associated with restructuring activities in the third and fourth quarters of 2002; payments for operating lease commitments of approximately $7 million; capital expenditures of approximately $2 million; current portion of long-term debt, notes payable and capital lease commitments of approximately $3.3 million; and $0.5 million related to legal matters. However, any projections of future cash needs and cash flows are subject to uncertainty. Should our actual payments arising from the resolution of our legal contingencies differ from amounts accrued, we could incur additional expense and cash outlays in future periods. A continued downturn in information technology spending, which could cause us not to achieve our revenue expectations, or our failure to timely implement additional cost cutting measures in such event, could cause a default under the Loan Agreement and could require the accelerated repayment of our outstanding term loan and the payment of penalties. Our long-term capital needs will depend on numerous factors, including the rate at which we are able to obtain new business from clients, and the expenses associated with the expansion or reduction of our personnel and infrastructure to accommodate such business, as well as the rate at which we choose to invest in new technologies and/or launch new products and services in order to be competitive. (See “Factors that May Affect Future Results” below.)

Our contractual obligations and commitments at December 31, 2002 are as follows (in thousands):

	2003	2004	2005	2006	2007 and thereafter	Total
Long-term debt	$2,500	$2,500	$5,000	$—	$—	$10,000
Insurance premium financing	329	—	—	—	—	329
Capital lease obligations	439	291	136	1	—	867
Operating leases	6,978	5,975	5,614	4,386	26,864	49,817
Legal settlements (1)	497	181	—	—	—	678

Totals	$10,743	$8,947	$10,750	$4,387	$26,864	$61,691

(1)	Excludes $0.4 million value of warrant issued in connection with legal settlement in 2002, as such warrant may be settled in either cash or shares of our Common Stock (see Note 8 of Notes to Consolidated Financial Statements).

If current cash, cash equivalents, cash that may be generated from operations and cash, if any, available under our credit facility are deemed to be insufficient to satisfy our liquidity requirements, we will likely attempt to sell additional equity securities and/or debt securities. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue debt or additional equity securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all. A failure to obtain such financing may adversely impact our business. In addition, if we are unable to generate substantial improvements in cash flows, our goodwill may become impaired and we would have to record a charge for impairment, which may be material to our financial position and results of operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred as opposed to recognition on the date an entity commits to an exit plan as previously required under EITF Issue No. 94-3. The Company is required to adopt SFAS No. 146 for exit and disposal activities initiated after December 31, 2002. The Company has not yet determined the impact that the adoption of SFAS No. 146 will have on the Company’s financial position or results of operations.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 13 of Notes to Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for an entity’s voluntary change to the fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of

SFAS No. 123 to require more prominent disclosures and specifies the form, content and location of those disclosures in both annual and interim financial statements regarding the method of accounting used for stock-based employee compensation and its effect on reported results. This Statement is effective for fiscal years ending after December 15, 2002. As the Company continues to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), and the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 in 2002, the adoption of SFAS No. 148 did not impact the Company’s financial position or results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to the financial statements of Mercator.

Conversion to a Single European Currency

We generate revenues in a number of foreign countries. The conversion to a single European currency (the “Euro”) did not have a material impact on our financial results. (See Item 7A.)

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

Our quarterly and annual operating results are volatile and difficult to predict and may cause our stock price to fluctuate

Our quarterly and annual operating results have varied significantly in the past and may continue to do so in the future. We had operating losses for the years ended December 31, 2002 and 2001 and may continue to have losses in the future. In the past, our operating results were below the expectations of public market analysts and investors, and below guidance we had given to investors. In addition, due to the buying habits of our customers, we generally consummate our license agreements, and consequently recognize a substantial portion of our quarterly software licensing revenues in the last month of each quarter, further complicating our ability to predict our results in advance. This difficulty in predicting our results may persist in the future and if our revenues and operating results do not meet expectations, our stock price could further decline which may result in, among other things, potential customers choosing other vendors.

In 2001 and July and October of 2002, we announced restructuring plans to reduce our cost structure. These plans consisted of certain workforce reductions across the Company, closing and reducing some of our office facilities. We have also announced a strategic plan to provide greater focus on partnerships and Industry-Ready Integration Solutions for targeted vertical markets. Our restructuring plans that have been and will be implemented remain unproven, and could result in increased volatility in and have an adverse effect on our stock price. Our focus on partnerships and Industry-Ready Integration Solutions for targeted vertical markets may result in longer sales cycles, and any delay in obtaining larger contracts may have an adverse impact on operating results. We believe that investors should not rely on period-to-period comparisons of our results of operations, as they are not necessarily indications of our future performance.

We have been and may continue to be impacted by the overall economy, international affairs and the downturn in information technology spending

As a result of, among other things, continuing unfavorable economic conditions and concerns about international affairs (including unrest in the Middle East and Asia), we have seen many companies, including certain in our vertical markets, reduce information technology spending. Additionally, continued unrest in international affairs could impact our ability to access certain international markets. Our software licensing revenues have declined in fiscal year 2002 in total and as a percentage of our total revenues as compared to the prior year. In particular, sales to e-commerce and Internet businesses, value-added resellers and independent software vendors were adversely impacted during the years 2002 and 2001. Sales to financial services firms had been impacted in 2002 and the fourth fiscal quarter of 2001. If the unfavorable economic conditions with respect to information technology spending in the United States continue and/or worsen, or if a wider global slowdown continues and/or worsens, we may experience a material adverse impact on our revenues and collections of our accounts receivable, and the value of our goodwill or purchased technology may become impaired.

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

It would be difficult for us to materially or immediately adjust our spending if we experience revenue shortfalls

Our revenues have been and will continue to be difficult to predict. We have in the past failed and may continue to fail to achieve our revenue expectations or any revenue level that would ultimately enable us to operate profitably. Our expense levels are based, in part, on our expectation of future revenues, and expense levels are, to a significant extent, fixed in the short term. We may be unable to materially adjust spending in a timely manner to compensate for revenue shortfalls. If revenue levels are below expectations for any reason, our operating results and cash flows are likely to be harmed. Net income may be disproportionately affected by a reduction in revenue because large portions of our expenses are related to headcount that may not be easily reduced without harming our business. If cash flows are negatively impacted, there can be no assurance that our existing cash and availability, if any, under our credit facility will be sufficient to meet cash needs or that we will comply with the covenants set forth in the financing agreement. In July 2002 and again in October 2002, we announced certain restructuring plans aimed at reducing expenses. There can be no assurance that such reductions will ultimately enable us to operate profitably. Furthermore, the further reduction of expenses may impact our ability to develop, introduce and market new products or enhancements to existing products necessary to compete effectively in the marketplace.

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

Our credit facility contains covenants that we must maintain in order to access the facility

In December 2002, the Company entered into a financing agreement with Foothill Capital, which provided for a $20 million credit facility. Upon closing, the Company drew down $10 million to supplement its cash position. The term loan and other availability under the financing agreement is conditioned upon the Company complying with certain covenants relating to, among other things, EBITDA results, maintenance revenue levels and limitation on capital expenditures. Failure by the Company to comply with any of the covenants, or any default by the Company under the terms of the financing agreement (including a change of control, as defined in the agreement), could cause Foothill Capital to call the facility in default, requiring us to repay amounts under the loan plus penalties, and harm our business by adversely impacting our cash position.

We may have difficulty raising additional funding

If current cash, cash equivalents, cash that may be generated from operations and funds available, if any, under our credit facility are deemed to be insufficient to satisfy our liquidity requirements, we may attempt to sell additional equity securities and/or debt securities. The sale of additional equity or equity-related securities, if achieved, would result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all. A failure to obtain such financing may adversely impact our business. In addition, if we are unable to generate substantial improvements in cash flows, our goodwill or our purchased technology intangible assets may become impaired and we would have to record a charge for impairment, which may be material to our financial position and results of operations.

We depend on the sales of our existing Mercator products and related services

We first introduced our Mercator products in 1993. In recent years, a significant portion of our revenue has been attributable to licenses of Mercator products and related services, and we expect that revenue attributable to our Mercator products and related services will continue to represent a significant portion of our total revenue for the foreseeable future. Accordingly, our future operating results significantly depend on the market acceptance and growth of our existing Mercator product line and enhancements of these products and services and the demand for outsourced integration software and services generally. Market acceptance of our Mercator product line may not increase or remain at current levels, and we may not be able to market successfully our Mercator product line or develop extensions and enhancements to this product line on a long-term basis. In the event that our current or future competitors release new products that provide, or are perceived as providing, more advanced features, greater functionality, better performance, better compatibility with other systems or lower prices than our Mercator product line, demand for our products and services would likely decline. A decline in demand for, or market acceptance of, the Mercator product line would harm our business.

We may face significant risks in our international operations

International revenues accounted for approximately 38%, 37%, and 36%, of our total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Successful operation of our international sales and marketing efforts requires management attention and financial resources. Additionally, significant time is required to customize our products for selected international markets and to focus on the development of international sales and support channels. We recently announced our intention to reduce and consolidate certain of our international operations and focus more on expanding distribution through independent resellers and strategic partners, which may adversely impact our ability to market and sell our products internationally. International operations involve a number of additional risks, including the following:

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

In certain cases, international license and service and other revenues are denominated in foreign currencies. During 2002, 2001 and 2000, we did not engage in foreign currency hedging transactions. However, to the extent revenues may increase in international markets, exposures to gains and losses on foreign currency transactions may increase. We may choose to limit our exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. The currency exchange strategy that we adopt may not be successful in eliminating exchange-related losses. In addition, the above-listed factors may cause a decline in our future international revenue and, consequently, may harm our business. We may not be able to sustain or increase revenue that we derive from international sources.

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

Our product enhancements or new products may not adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Additionally, many of our current and potential competitors have significantly greater financial, technical, and product development resources, which may enable them to develop and introduce new or enhanced products more effectively than we can. We have in the past experienced delays in the introduction of product enhancements and new products and we may experience delays in the future. Furthermore, as the number of applications, systems and platforms supported by our products increases, we could experience difficulties in developing, on a timely basis, product enhancements which address the increased number of new versions of applications, systems or platforms served by our existing products. If we fail, for technological or other reasons, including our inability to properly fund our research and development efforts, to develop and introduce product enhancements or new products in a timely and cost-effective manner, or if we experience any significant delays in product development or introduction, our customers may delay or decide against purchases of our products, as our products may be rendered obsolete.

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

The success of our products will also depend upon the success of the vertical industries and the associated industry standards and mandates we target

We have in the past, and may, in the future, seek to develop and market our existing products or new products, which are targeted for certain vertical industries such as financial services, healthcare, manufacturing, retail and distribution and industry standards and mandates specific to those industries, that we believe will achieve commercial acceptance. This could require us to devote significant development, sales and marketing personnel, as well as other resources, to these efforts, which would otherwise be available for other purposes. We may not be able to successfully identify these vertical industries and the associated industry standards and mandates, and even if we do so, we may not achieve commercial acceptance or we may not realize a sufficient return on our investment. For example, in 2001, the Company developed a solution for global straight through processing for a financial services standard that was initially widely supported, but which standard was ultimately abandoned in 2002. Failure of our products in these targeted vertical industries to achieve commercial acceptance or our failure to achieve a sufficient return on our investment could harm our business.

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

We may not successfully expand our sales and distribution channels

An integral part of our strategy is to expand our sales channels, including strategic partners, value-added resellers, application software and server companies, independent software vendors, systems integrators and distributors. While we believe this will prove to be a successful strategy, such sales may be at lower unit prices, may limit our direct contact with customers (potentially inhibiting future follow-up sales) and place us in a position of depending upon the reseller to achieve customer satisfaction, and could result in these resellers selling to customers to whom we may otherwise have sold directly. For the years ended December 31, 2002, 2001 and 2000, 46%, 27% and 37%, respectively, of our total license revenues were influenced by these sources. We may not be successful in increasing our sales influenced by indirect sales channels. If we are successful in increasing our sales influenced by indirect sales channels, we expect that those sales may be at lower per unit prices than sales through direct channels, and revenue we receive for each sale will be less than if we had licensed the same product to the customer directly. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered.

Even if we successfully expand our distribution channels, any new strategic partners, value-added resellers, application software and server companies, independent software vendors, system integrators or distributors may offer competing products, or have no minimum purchase requirements of our products. These third parties may also lack the technical expertise required to market and support our products successfully. If these third parties do not provide adequate levels of services and technical support, our customers could become dissatisfied, and we may have to devote additional resources for customer support. Additionally, our brand name and reputation could be harmed. Selling products through indirect sales channels could cause conflicts with the selling efforts of our direct sales force.

Our strategy of marketing products directly to end-users and indirectly through value-added resellers, application software and server companies, independent software vendors, systems integrators and distributors may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different resellers target the same customers, resellers may also come into conflict with each other. Although we attempt to manage our distribution channels to avoid potential conflicts, channel conflicts may harm our relationships with existing value-added resellers, application software and server companies, independent software vendors, systems integrators or distributors; or impair our ability to attract new value added resellers, application software and server companies, independent software vendors, systems integrators and distributors.

We face significant competition in the market for integration software

The markets for our products and services are extremely competitive and subject to rapid change. Because there are relatively low barriers to entry in the software market, we expect additional competition from other established and emerging companies.

In the integration market, our products and related services compete against solutions developed internally by individual businesses to meet their specific integration needs and third-party software vendors.

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

We expect that we will continue to face pricing pressures from our current competitors and new market entrants. Our competitors may engage in pricing practices that may reduce the average selling prices of our products and related services. To offset declining average selling prices, we believe that we must successfully introduce and sell enhancements to existing products and new products on a timely basis. We must also develop enhancements to existing products and new products that incorporate features that can be sold at higher average selling prices. To the extent that enhancements to existing products and new products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher average selling prices, our operating margins may decline. In light of our cost reduction initiatives, our ability to introduce and sell enhancements to existing products and new products on a timely basis may be adversely impacted.

Our industry is experiencing consolidation that may intensify competition

The software industry is undergoing substantial change, which has resulted in increasing consolidation and a proliferation of strategic transactions. Many companies in these industries have been going out of business or are being acquired by competitors. As a result, we are increasingly competing with larger competitors that have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

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

We would be unable to accomplish many of these goals without the assistance of third parties. For example, we may become more reliant on strategic partners to provide more secure and easy-to-use electronic commerce solutions. We may not be successful in forming or managing strategic relationships, and, in particular, we may meet resistance in forging such relationships if our potential strategic partners desire to minimize their dependency on any one technology provider. Additionally, several of our strategic partners which are multi-product software companies and currently view our products and services to be complimentary to theirs, could become competitors as they explore the possibility of expanding their application integration components and capabilities.

Because market participants in some markets have adopted industry specific technologies, we may need to expend significant resources in order to address specific markets

Our strategy is to continue developing our integration software to be broadly applicable to many industries. However, in some markets, market participants have adopted core technologies that are specific to their markets. For example, many companies in the healthcare and financial services industries have adopted industry-specific protocols for the interchange of information. In order to successfully sell our software to companies in these markets, we may need to expand or enhance our software to adapt to these industry-specific technologies, which could be costly and require the diversion of engineering resources.

We may lose a significant revenue stream if our customers fail to renew contracts for maintenance services

Many of our customers subscribe for maintenance and support services, which we recognize over the term of those agreements. If a significant portion of our customers elect not to contract for or renew these services, our revenue from those services would be adversely affected, which could adversely affect our business, operating results and financial condition.

Network security problems could damage our reputation and business

Unknown security risks may result in liability to us and also may deter customers from purchasing or using our products. We rely on standard computer network and software security systems, all of which are licensed from third parties, to provide the security and authentication necessary to use our software and effect secure transmission of data over networks. Computer networks, including our own, may be vulnerable to unauthorized access, computer viruses and other disruptive problems. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may render current security measures inadequate. Someone who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by breaches. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing networks and applications on which our products are deployed, any of which could harm our business.

Government regulation and legal uncertainties relating to the Internet could adversely affect our business

Congress has passed legislation and several more bills have been sponsored in both the House and Senate that are designed to regulate various aspects of the Internet, including, for example, on-line content, copyright infringement, user privacy, and taxation. In addition, federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate aspects of the Internet, including libel, pricing, quality of products and services, and intellectual property ownership. The laws governing the use of the Internet, in general, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business on-line by limiting the type and flow of information over the Internet. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business insofar as it may adversely affect the trend toward conducting more commerce over the Internet.

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

The United States Omnibus Appropriations Act of 1998 places a moratorium on taxes levied on Internet access from October 1998 to November 2003. However, states may place taxes on Internet access if taxes had already been generally imposed and actually enforced prior to October 1998. States which can show they enforced Internet access taxes prior to October 1998 and states after November 2003 may be able to levy taxes on Internet access resulting in increased cost to access the Internet, which may result in a material adverse effect to our business insofar as it may adversely affect the trend toward conducting more commerce over the Internet.

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

Although we do not believe that our products infringe the proprietary rights of any third parties, infringement claims could be asserted against us or our customers in the future. Additionally, to the extent that we bundle other technologies with our products, or have our products bundled with other technologies, infringement claims against us, our customers or our technology partners, could be asserted. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights, or for purposes of establishing the validity of our proprietary rights. Litigation, either as plaintiff or defendant, would cause us to incur substantial costs and divert management resources from productive tasks whether or not such litigation is resolved in our favor, which could have a material adverse effect on our business. Parties making claims against us or customers for which we are subject to payment of indemnification could recover substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to license our products in the United States or abroad. Such a judgment could have a material adverse effect on our business. If it appears necessary or desirable, we may seek licenses to intellectual property that we may be alleged to be infringing. Licenses may not be obtainable on commercially reasonable terms, if at all. The failure to obtain necessary licenses or other rights could have a material adverse effect on our business. As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time-consuming and expensive to defend and could adversely affect our business. We are not aware of any currently pending claims that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties.

We may become subject to product liability claims

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims which could arise as a result of our software interfering with the operations of our customers’ other software applications, network operations and/or processing of mission critical data and transactions. It is possible, however, that the limitation of liability provisions contained in our license agreements, especially unsigned shrink-wrap licenses, may not be effective under the laws of certain jurisdictions. Consequently, the sale and support of our software entails the risk of product liability claims in the future and any liability insurance may not be sufficient to cover the product liability claims. Litigation, either as plaintiff or defendant, could cause us to incur substantial costs and divert management resources from productive tasks whether or not such litigation is resolved in our favor, which could have a material adverse effect on our business.

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

In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have particularly affected the market prices for the stock of technology companies. These broad market fluctuations may cause the market price of our Common Stock to decline. The high and low sale prices of our Common Stock as reported on the NASDAQ National Market System are included in Item 5 of this Report.

Our stock price has traded below $1.00 and may be subject to delisting from NASDAQ

The share price of our stock traded below $1.00 during the fourth quarter of 2002. If our stock trades for 30 consecutive business days below $1.00, NASDAQ’s Listing Qualifications Department may send a deficiency notice to us, advising that we have been afforded a “grace” period to regain compliance with the $1.00 bid price requirement. If we are unable to regain compliance, our shares may be delisted from NASDAQ which would make our securities less-marketable which could impair our ability to raise additional financing and secure additional business as a result of customers, vendors and partners reluctance to enter into transactions with a delisted company.

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

Future sales of our Common Stock by our stockholders could cause our stock price to decline

As of March 21, 2003, we have outstanding warrants to purchase an aggregate of 1,163,119 shares of Common Stock and also options to purchase an aggregate of 11,425,888 shares of Common Stock granted under our directors’ and employee option plans. The number of shares issuable upon exercise of warrants are subject to adjustment pursuant to anti-dilution provisions. Holders of such warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided in such warrants and options. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms could be affected. Exercise of warrants and options may result in dilution to existing stockholders.

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

Foreign Currency Exchange Rates

Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the year ended December 31, 2002, 38% of our total revenue was generated from international sources and the net assets of our foreign subsidiaries totaled approximately 25% of consolidated net assets as of December 31, 2002. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in the United Kingdom, France, Germany, Netherlands, Spain, Singapore, Hong Kong, Australia and Japan. These foreign subsidiaries predominantly use local currencies as their functional currency, as certain sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar. In relation to the above, we continue to evaluate different hedging strategies and at this time, we do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that this approach will be successful, especially in the event of a sudden and significant decline in the value of foreign currencies relative to the United States dollar.

As of December 31, 2002, we have a significant intercompany balance, denominated in the Great Britain pound, with our subsidiary in the United Kingdom. A hypothetical 1% adverse change in the price of the Great Britain pound relative to the U.S. dollar would result in a $0.1 million foreign currency exchange loss in our results of operations arising from this intercompany balance. We are evaluating our hedging options with respect to this intercompany balance.

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

Financial statements of Mercator Software meeting the requirements of Regulation S-X are filed on page F-1 to F-34 of this Annual Report on Form 10-K. See Part IV, Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

The information concerning directors of the Company required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2002.

Executive Officers

The information concerning officers of the Company required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2002.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2002.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2002.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2002.

ITEM 14.	CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

Based on an evaluation of the registrant’s disclosure controls and procedures within 90 days of the date this report is filed with the Commission, Registrant’s Chief Executive Officer and Chief Financial Officer have determined that the registrant’s current disclosure controls and procedures are effective.

(b)  Changes in internal controls

No significant changes have been made in registrant’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements. The following consolidated financial statements of Mercator Software, Inc. and Report from the Independent Accountants are incorporated in Item 8 of this Annual Report on Form 10-K.

Independent Auditors’ Report

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.	Consolidated Financial Statement Schedules. Consolidated financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3.(a)	The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

3.(b)	Mercator Software, Inc. filed one current report on Form 8-K in the fourth quarter on November 13, 2002 which furnished certifications of Roy C. King, Chairman of the Board of Directors, Chief Executive Officer and President, and Kenneth J. Hall, Executive Vice President, Chief Financial Officer and Treasurer, required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the Quarterly Report on Form 10-Q for the third quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercator Software, Inc.

By:	/s/ ROY C. KING
Roy C. King Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ ROY C. KING Roy C. King	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 25, 2003

/s/ KENNETH J. HALL Kenneth J. Hall	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 25, 2003

/s/ JAMES P. SCHADT James P. Schadt	Director and Vice Chairman	March 25, 2003

/s/ CONSTANCE F. GALLEY Constance F. Galley	Director	March 25, 2003

/s/ ERNEST E. KEET Ernest E. Keet	Director	March 25, 2003

/s/ MICHAEL E. LEHMAN Michael E. Lehman	Director	March 25, 2003

/s/ DENNIS G. SISCO Dennis G. Sisco	Director	March 25, 2003

/s/ MARK C. STEVENS Mark C. Stevens	Director	March 25, 2003

CERTIFICATION REQUIRED UNDER SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Roy C. King, Chairman of the Board of Directors, Chief Executive Officer and President of Mercator Software, Inc. (the “Company”), and I, Kenneth J. Hall, Executive Vice President, Chief Financial Officer and Treasurer of the Company, each do hereby certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003

By:	/s/ ROY C. KING	By:	/s/ KENNETH J. HALL
	Roy C. King Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)		Kenneth J. Hall Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1	Agreement and Plan of Reorganization dated as of September 30, 1999 by and among Mercator Software, Inc. Natchez Acquisition Corp. and Novera Software, Inc.(1)

2.2	Stock Purchase Agreement dated as of March 18, 1999 by and among Mercator Software and each of the stockholders of Braid Group Limited(8)

2.3	Asset Transfer Agreement dated as of November 13, 1998 by and among the Mercator Software, Software Consulting Partners and the sole stockholder of Software Consulting Partners(7)

3(i)-1	Amended and Restated Certificate of Incorporation(5)

-2	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Mercator Software(4)

3(ii)	Registrant’s Amended and Restated Bylaws(3)

4.1	Form of Specimen Certificate for Registrant’s Common Stock(2)

4.2	Stockholders Agreement dated as of June 1, 1989, as amended(2)

4.3	1989 Stock Purchase Agreement dated as of June 1, 1989, as amended(2)

4.4	Series E Preferred Stock Purchase Agreement dated as of May 15, 1997 between Mercator Software and the Purchasers named therein(2)

4.5	Rights Agreement between the Registrant and The Bank of New York dated as of September 2, 1998(3)

4.6	Securities Purchase Agreement dated as of December 11, 2001 among Registrant and certain Purchasers(10)

4.7	Form of Warrant issued to Purchasers dated December 11, 2001(10)

4.8	Registration Rights Agreement between the Registrant and Silicon Valley Bank dated June 22, 2001(9)

4.9	Warrant to Purchase Stock issued to Silicon Valley Bank on June 22, 2001(9)

4.10	Warrant Agreement dated as of December 11, 2001 between William Blair & Company, L.L.C. and the Registrant(11)

4.11	Warrant Agreement dated as of January 7, 2002 between MAST Global Limited and the Registrant(11)

4.12	Warrant Agreement dated as of June 20, 2001 between Morgan Howard Group International Limited and the Registrant(11)

4.13	Warrant Agreement dated as of October 15, 2002 between Vector Capital II L.P. and the Registrant

4.14	Amendment to Rights Agreement, dated as of January 8, 2003, between Mercator Software, Inc. and The Bank of New York, as Rights Agent(18)

10.1	*Employment Agreement dated as of January 1, 1999 between Registrant and Albert Denz(12)

10.2	*Employment Agreement dated as of January 16, 2001 between Registrant and Roy C. King(12)

10.3	*Registrant’s 1993 Stock Option Plan and related documents(2)

10.4	*Registrant’s 1997 Equity Incentive Plan, as amended(13)

10.5	*Registrant’s 1997 Directors Stock Option Plan(2)

10.6	*Registrant’s 1997 Employee Stock Purchase Plan(2)

10.7	*Registrant’s Profit Participation Plan(2)

Exhibit No.	Exhibit Title
10.8	*Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers(2)

10.9	Lease Agreement dated as of January 2, 1990 between Registrant and Robert D. Scinto, as amended(2)

10.10	Lease Agreement dated as of June 26, 2000 between Registrant and Bannockburn Development Company(12)

10.11	Lease Agreement dated as of January 29, 2001 between Registrant and CDR Federal LLC(12)

10.12	*Letter Agreement dated as of September 20, 2000, between Registrant and Constance Galley(5)

10.13	*Letter Agreement dated as of December 5, 1995 between Registrant and Eric Amster(2)

10.14	*Separation and Release Agreement dated as of March 13, 2001 between Registrant and Saydean Zeldin(13)

10.15	Accounts Receivable Financing Agreement between the Registrant and Silicon Valley Bank dated June 22, 2001(9)

10.16	Credit Agreement between registrant and Fleet Nation Bank dated as of February 25, 2000(6)

10.17	Lease Agreement between Registrant and Wilton Realty Investors Corp. dated June 6, 2000(5)

10.18	*Agreement between Registrant and James P. Schadt dated as of August 21, 2000(5)

10.19	*Letter Agreement between Registrant and James P Schadt dated as of November 21, 2000(12)

10.20	*Letter Agreement between Registrant and Richard Applegate dated as of July 12, 2001(13)

10.21	*Agreement between Registrant and Patricia Boggs dated December 22, 2000(12)

10.22	Lease dated April 20, 2001 between the Registrant and the Prudential Assurance Company Limited(9)

10.23	*Agreement between the Registrant and David Linthicum, dated as of March 12, 2001(13)

10.24	*Agreement between the Registrant and Eileen Garry dated as of May 25, 2001(13)

10.25	*Agreement between the Registrant and Ron Smith dated as of May 31, 2001(13)

10.26	*Agreement between the Registrant and Robert J. Farrell dated as of June 13, 2001(13)

10.27	*Agreement between the Registrant and Kenneth J. Hall dated as of June 28, 2001(13)

10.28	*Agreement between the Registrant and Gregory G. O’Brien dated as of July 11, 2001(13)

10.29	*Agreement between the Registrant and Michael Wheeler dated as of August 16, 2001(13)

10.30	*Agreement between the Registrant and Jill Donohoe dated as of September 18, 2001(13)

10.31	*Agreement between the Registrant and Mark Register dated as of September 25, 2001(13)

10.32	*Change of Control Benefits Plan dated as of December 18, 2001(14)

10.33	Accounts Receivable Financing Modification Agreement Dated as of September 18, 2001 between the Registrant and Silicon Valley Bank(14)

10.34	Second Loan Modification Agreement dated as of November 28, 2001 between the Registrant and Silicon Valley Bank(14)

10.35	Deed of Office Lease dated February 22, 2002 between 11720 Sunrise Corp., L.L.C. and the Registrant(14)

10.36	Third Loan Modification Agreement dated as of June 28, 2002 between the Registrant and Silicon Valley Bank(15)

10.37	*Registrant’s 1997 Equity Incentive Plan, as amended (15)

10.38	*Registrant’s 1997 Employee Stock Purchase Plan, as amended (15)

Exhibit No.	Exhibit Title
10.39	English Summary of Lease Agreement dated as of April 23, 2002 between a Subsidiary of the Registrant and KASA GbR/Atricom GmbH (original in German)(15)

10.40	Fourth Loan Modification Agreement dated as of August 1, 2002 between the Company and Silicon Valley Bank(16)

10.41

*Letter Agreement dated as of February 5, 2002 between the Company and Thracy Varvoglis, Industry Solutions Executive for Financial Services and Insurance (Senior Vice President as of August 14, 2002)(16)

10.42	*Letter Agreement dated as of July 17, 2002 between the Company and Michael J. Collins, Senior Vice President, Chief Marketing Officer(16)

10.43	*Letter Agreement dated as of August 1, 2002 between the Company and David L. Goret, Senior Vice President, General Counsel(16)

10.44	*Letter Agreement dated as of August 1, 2002 between the Company and Mark Register, President, Field Operations(16)

10.45	Loan and Security Agreement and ancillary agreements dated as of December 24, 2002 among the Company, Mercator-UK, and Foothill Capital Corporation(17)

10.46	*Separation and Release Agreement dated as of July 24, 2002 between the Company and Robert Farrell

13	Consolidated Financial Statements as of and for the years ended December 31, 2002 and 2001

21	Subsidiaries of the Company

23	Consent of Independent Auditors

99	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan, contract or arrangement.
(1)	Previously filed as an exhibit to our current Report on Form 8-K dated September 30, 1999 and incorporated herein by reference.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-27293) dated June 5, 1998 and incorporated herein by reference.
(3)	Previously filed as an exhibit to our Registration Statement on Form 8-A (File No. 000-22667) filed on September 4, 1998 and incorporated herein by reference.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 4, 1998 and incorporated herein by reference.
(5)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(6)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K dated November 13, 1998 and incorporated herein by reference.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K dated March 18, 1999 and incorporated herein by reference.
(9)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K dated December 21, 2001 and incorporated herein by reference.
(11)	Previously filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-76882) dated January 17, 2002 and incorporated herein by reference.
(12)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(13)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(14)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.
(15)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(16)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(17)	Previously filed as an exhibit to our Current Report on Form 8-K dated December 24, 2002 and incorporated herein by reference.
(18)	Previously filed as an exhibit to our Registration Statement on Form 8-A/A (File No. 000-22667) filed on January 13, 2003 and incorporated herein by reference.