Form 10-Q
period 2003-03-31
MERCATOR SOFTWARE INC
filed 2003-05-15
CIK 1039276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended March 31, 2003.

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

203-761-8600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 9, 2003, registrant had 35,204,358 outstanding shares of Common Stock $.01 par value.

MERCATOR SOFTWARE, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2003

MERCATOR SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,376	$29,920
Accounts receivable, less allowances of $1,204 and $1,588	16,125	22,223
Prepaid expenses and other current assets	3,697	3,775

Total current assets	45,198	55,918

Furniture, fixtures and equipment, net	8,804	9,165
Goodwill, net	43,960	43,960
Intangible assets, net	4,260	5,421
Other assets	1,392	1,265

Total assets	$103,614	$115,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,446	$5,783
Accrued expenses and other current liabilities	15,487	22,197
Current portion of long-term debt	2,867	3,268
Current portion of deferred revenue	23,858	24,049

Total current liabilities	48,658	55,297

Deferred revenue, less current portion	351	465
Deferred tax liability	945	1,233
Long-term debt, less current portion	7,217	7,928
Other long-term liabilities	8,202	8,805

Total liabilities	65,373	73,728

Stockholders’ equity:
Convertible preferred stock: $.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common Stock: $.01 par value; authorized 190,000,000 shares; issued and outstanding 35,165,347 shares and 34,528,560 shares, respectively	352	346
Additional paid-in capital	250,982	250,300
Accumulated deficit	(211,925)	(207,628)
Accumulated other comprehensive loss	(1,168)	(1,017)

Total stockholders’ equity	38,241	42,001

Total liabilities and stockholders’ equity	$103,614	$115,729

See accompanying notes to consolidated condensed financial statements.

MERCATOR SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Software licensing	$6,972	$9,549
Services	5,606	7,964
Maintenance	10,431	9,899

Total revenues	23,009	27,412

Cost of revenues:
Software licensing	91	124
Services (exclusive of non-cash stock option re-pricing benefit of $0 and $(210), respectively)	5,296	7,655
Maintenance (exclusive of non-cash stock option re-pricing benefit of $0 and $(62), respectively)	1,659	2,016
Stock option re-pricing benefit	—	(272)
Amortization of intangibles	961	961

Total cost of revenues	8,007	10,484

Gross profit	15,002	16,928

Operating expenses:
Product development (exclusive of non-cash stock option re-pricing benefit of $0 and $(190), respectively)	5,034	4,509
Selling and marketing (exclusive of non-cash stock option re-pricing benefit of $0 and $(298), respectively)	8,312	11,951
General and administrative (exclusive of non-cash stock option re-pricing benefit of $0 and $(151), respectively)	5,650	6,763
Stock option re-pricing benefit	—	(639)
Amortization of intangibles	200	305
Restructuring charge/(benefit)	267	(245)

Total operating expenses	19,463	22,644

Operating loss	(4,461)	(5,716)

Foreign currency exchange gain/(loss), net	101	(60)
Other expense, net	(221)	(67)

Loss before income taxes	(4,581)	(5,843)
(Benefit from)/provision for income taxes	(284)	270

Net loss	$(4,297)	$(6,113)

Net loss per share:
Basic and fully diluted	$(0.12)	$(0.18)
Weighted average shares outstanding:
Basic and fully diluted	34,935	33,575

See accompanying notes to consolidated condensed financial statements.

MERCATOR SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net (loss)	$(4,297)	$(6,113)
Adjustment to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	2,131	2,417
Amortization of deferred compensation	—	82
Compensation related to modifications of fixed stock option awards	—	(109)
Employee stock option re-pricing (benefit)	—	(911)
(Benefits)/provisions for losses on accounts receivable	(168)	73
Disposals of furniture, fixtures and equipment	45	15
Deferred taxes	(288)	(335)
Changes in operating assets and liabilities:
Accounts receivable	6,242	9,642
Prepaid expenses and other current assets	63	(809)
Other assets	(115)	157
Accounts payable	682	(1,110)
Accrued expenses and other liabilities	(7,368)	(2,028)
Deferred revenue	(292)	(1,620)

Net cash (used) by operating activities	(3,365)	(649)

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(666)	(380)
Restricted collateral deposits	—	(72)

Net cash (used) by investing activities	(666)	(452)

Cash flows from financing activities:
Private placement expenses	—	(229)
Debt agreement expenses	(8)	—
Principal payments under debt agreement	(625)	—
Principal payments under insurance premium financing	(329)	—
Principal payments under capital leases	(152)	(151)
Proceeds from exercise of stock options	40	686
Proceeds from employee stock purchase plan	648	1,062

Net cash (used in) provided by financing activities	(426)	1,368

Effect of exchange rate changes on cash	(87)	(383)

Net change in cash	(4,544)	(116)
Cash at beginning of period	29,920	28,236

Cash at end of period	$25,376	$28,120

Supplemental information:
Cash paid for:
Interest	$161	$54
Income taxes	$221	$65
Non-cash investing and financing activities:
Acquisition of equipment under capital leases	$—	$159

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

Reference should be made to the Mercator Software, Inc. (“Mercator” or “the Company”) 2002 Annual Report on Form 10-K, which includes audited financial statements for the year ended December 31, 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations.

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2003 presentation.

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

Stock Based Compensation

The Company accounts for stock-based transactions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company has elected to measure stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123. Under the provisions of APB 25, no compensation cost for stock options is recognized for fixed stock option awards granted with an exercise price at or above the fair value of the underlying Common Stock on the date of the grant. For options granted with an exercise price less than fair value of the underlying Common Stock on the date of the grant, the related compensation expense is amortized on a straight-line basis over the vesting period. Had compensation expense for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net loss would have resulted in the pro forma amounts for each year indicated below (in thousands except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(4,297)	$(6,113)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,041)	(4,190)

Pro forma net loss	$(5,338)	$(10,303)

Earnings per share:
Basic and diluted—as reported	$(0.12)	$(0.18)
Basic and diluted—pro forma	$(0.15)	$(0.31)

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The weighted average fair value of each option granted in the three months ended March 31, 2003 and 2002, was $1.06 and $7.73, respectively. These values are based on estimates on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002
Risk–free interest rate	2.78% to 3.35%	2.78% to 3.36%
Expected life in years	6	6
Expected volatility	110%	96%
Expected dividend yield	0%	0%

(2) COMPREHENSIVE LOSS

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income” which requires the Company to report in its financial statements, in addition to its net income or loss, comprehensive income or loss, which includes all changes in equity during a period from non-owner sources. The Company’s total comprehensive loss consists of its net loss and foreign currency translation adjustments. Total comprehensive loss was ($4.4) million and ($6.4) million for the three months ended March 31, 2003 and 2002, respectively.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred as opposed to recognition on the date an entity commits to an exit plan as previously required under EITF Issue No. 94-3. The Company adopted SFAS No. 146 for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 impacted the timing of certain restructuring charges (see Note 11).

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 9.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The Issue addresses the accounting for arrangements that may involve the delivery or performance of multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance in this issue is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. Accordingly, the Company will adopt EITF Issue No. 00-21 effective July 1, 2003. We are currently evaluating the impact of this Issue but do not expect adoption to have a material impact on our results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for an entity’s voluntary change to the fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures and specifies the form, content and location of those disclosures in both annual and interim financial statements regarding the method of accounting used for stock-based employee compensation and its effect on reported results. This Statement is effective for fiscal years ending after December 15, 2002. As the Company continues to account for employee stock-based compensation under APB 25, “Accounting for Stock Issued to Employees”, and the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 during the three months ended March 31, 2003, the adoption of SFAS No. 148 did not impact the Company’s financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 has not and is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to the financial statements of Mercator.

(4) RESTRUCTURING CHARGE (BENEFIT)

Restructuring accruals established by the Company, and subsequent charges related thereto, are summarized as follows (in thousands) for the quarter ended March 31, 2003:

	Balance January 1, 2003	Additions	Cash Payments	Reversals	Balance March 31, 2003
Charges for leased space no longer required (net of estimated sub-lease recoveries)	$9,053	$228	$(864)	$—	$8,417
Severance related charges	1,808	86	(1,298)	(47)	549

Totals	$10,861	$314	$(2,162)	$(47)	$8,966

	Less: Current portion				$4,532

	Long-term portion				$4,434

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The total carrying amount of goodwill (all related to the Braid acquisition), which is the Company’s only intangible asset not subject to amortization, is $44.0 million at March 31, 2003 and December 31, 2002.

(b) Intangibles subject to amortization

The components of the Company’s intangible assets subject to amortization are as follows:

	At March 31, 2003		At December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Purchased technology	$19,226	$(15,701)	$19,226	$(14,740)
Customer list	4,008	(3,273)	4,008	(3,073)

Total	$23,234	$(18,974)	$23,234	$(17,813)

All of these intangibles were acquired in conjunction with the Braid acquisition in March 1999.

The weighted-average remaining amortization periods as of March 31, 2003 are as follows: Purchased technology—0.9 years; Customer list—0.9 years; and in total—0.9 years.

Consolidated amortization expense related to the intangible assets was $1.2 million and $1.3 million for the three months ended March 31, 2003 and 2002, respectively. Amortization expense is expected to be $4.6 million and $0.8 million for the years ended December 31, 2003 and 2004, respectively. These intangible assets are expected to be fully amortized by February 29, 2004.

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Included in accrued expenses and other current liabilities are compensation costs (regular payroll, commissions, bonuses, health insurance, profit sharing, and other withholdings) and related payroll taxes of $4.7 million and $8.8 million as of March 31, 2003 and December 31, 2002, respectively. Also included are accrued legal fee and settlement costs of $1.2 million and $1.3 million as of March 31, 2003 and December 31, 2002, respectively. Additionally, the current portion of restructuring accruals of $4.5 million and $5.7 million are included as of March 31, 2003 and December 31, 2002, respectively (see Note 4).

(7) DEBT

The Company’s debt obligations consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Current portion:
Foothill term loan	$2,500	$2,500
Insurance premiums financing	—	329
Capital lease obligations	367	439

	2,867	3,268
Long-term portion:
Foothill term loan	6,875	7,500
Capital lease obligations	342	428

	7,217	7,928

Total	$10,084	$11,196

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On December 24, 2002, Mercator Software, Inc. (“Parent”) and its wholly-owned subsidiary, Mercator Software Limited (“Mercator-UK”), entered into a Loan and Security Agreement (the “Loan Agreement”) and related agreements with Foothill Capital Corporation (“Foothill”). The Loan Agreement establishes a three-year term loan and revolving credit facility (the “Credit Facility”) in the aggregate principal amount of $20.0 million. Pursuant to the Loan Agreement, Parent and Mercator-UK, as the two initial borrowers under the Credit Facility, may borrow, repay and re-borrow from time to time, on a joint and several basis, revolving credit loans up to an aggregate principal amount at any one time outstanding of $20.0 million. The actual amount permitted to be borrowed is limited by a borrowing base, and in no event may all outstanding revolving credit loans, when aggregated with outstanding letters of credit and the term loan then outstanding, exceed $20.0 million. The Loan Agreement also provides for up to an aggregate of $5.0 million in availability under the revolving credit facility to be used for letters of credit.

As of March 31, 2003, the Company had $9.4 million outstanding under the term loan facility, and one letter of credit was issued in the face amount of approximately $2.5 million. In addition to the term loan and outstanding letter of credit, the remaining amount available under the credit facility was $0.2 million as of March 31, 2003.

The outstanding term loan is repayable in equal monthly installments of approximately $0.2 million, with the balance of $2.5 million due on the scheduled maturity date of December 24, 2005. In addition, the term loan must be prepaid to the extent such loan is in excess of an amount calculated as 45% of the net orderly liquidation value of recurring maintenance revenues, as detailed in the Loan Agreement.

The Loan Agreement requires, among other things, that: (i) the Company maintain a consolidated minimum EBITDA (as defined in the Loan Agreement, as amended), measured monthly for the preceding 12 months (except that periods prior to 2003 are excluded) as follows (note that bracketed amounts denote losses): January through March 31, 2003—($7,000,000); April through September 30, 2003—($8,000,000); October 2003 through February 29, 2004—($6,000,000); March through May 31, 2004—($5,000,000); June through August 31, 2004—($3,000,000); September through November 30, 2004—($0); December 2004—$3,325,000; and thereafter (a) amounts to be determined by Foothill based on Company projections or (b) $3,325,000; (ii) the borrowers maintain recurring maintenance revenues, measured monthly for the preceding five months, of not less than $10.0 million; and (iii) the borrowers’ capital expenditures not exceed $2.5 million in 2003, $5.0 million in 2004 and an amount to be mutually agreed upon for 2005 ($5.0 million absent such agreement). In addition, the Loan Agreement and related agreements contain numerous other affirmative and negative covenants, as well as numerous events of default. On March 17, 2003, Foothill provided a waiver letter with respect to Parent’s and Mercator-UK’s obligation to enter into cash management agreements with respect to certain accounts by January 31, 2003 and had extended the date by which such agreements shall be completed through April 30, 2003.

On April 28, 2003, the Company and Foothill entered into a First Amendment to, and Consent and Waiver under the Loan Agreement (the “Amendment”). In connection with the Amendment, Foothill agreed to modify the computation of EBITDA under the Loan Agreement to exclude certain restructuring charges subject to Foothill’s review and approval of such amounts, intangible impairment charges and non-cash charges related to foreign currency fluctuations on intercompany balances. The Amendment also provided for Foothill’s consent to the sublease of certain office space, furniture and equipment in Bannockburn, Illinois (see Note 11). Additionally, Foothill provided a waiver with respect to Parent’s and Mercator-UK’s obligation to enter into cash management agreements with respect to certain accounts by April 30, 2003 and has extended the date by which such agreements shall be completed through June 2, 2003. The Company has initiated efforts to fulfill this requirement and expects to be in compliance with such obligation by June 2, 2003. Until such time as these cash management agreements are signed, Foothill has no obligation to make additional advances under the Loan Agreement. Except for the matters subject to the waiver and consent, the Company was in compliance with all of the other covenants of the Loan Agreement as of March 31, 2003.

(8) STOCK ACTIVITIES

Effective October 15, 2002, the Company settled a dispute with a private equity firm relating to break-up fee provisions and reimbursements for out-of-pocket expenses with respect to a proposed investment in the Company, pursuant to which the Company granted a warrant to purchase 105,000 shares of Common Stock at $3.37 per share. The warrant is exercisable for a term of seven years from the date of the settlement. In addition, the private equity firm has the right to surrender the warrant in exchange for payment of $500,000 by the Company for a period of seven business days following the third anniversary of the settlement date (the “Put Exercise Period”), except that such right expires prior to the Put Exercise Period upon the earlier of certain events. As of March 31, 2003 and December 31, 2002, the value of the warrant is $0.4 million,

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

and is included in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.

For the three months ended March 31, 2003 and 2002, the Company granted 702,350 and 1,685,850, respectively, of employee stock options. The exercise prices of these employee stock options equaled the fair value of the underlying Common Stock on the date of grant.

During November 2000, the Company’s Board of Directors approved an offer to exchange a portion of the September 2000 option grant, of which 615,465 options were exchanged for an equal amount of options priced at the market price of $5.063 per option. The new options vested quarterly over a twelve-month period and expire on November 2, 2003. According to FIN 44, “Accounting for Certain Transactions Involving Stock Compensation”, if the exercise price of a fixed stock option award is reduced, the award shall be accounted for as variable from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised. In accordance with FIN 44 and FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, the Company recorded a variable non-cash compensation benefit of $0.9 million for the three months ended March 31, 2002 as a result of the reduction in the Company’s stock price during that period. For the three months ended March 31, 2003, the Company recorded no stock option re-pricing charge or benefit. As of March 31, 2003, 196,857 of these re-priced options were outstanding.

During the three months ended March 31, 2003 and 2002, 600,600 and 536,283 shares were purchased by employees under the Company’s Employee Stock Purchase Plan (“ESPP”), respectively.

(9) COMMITMENTS AND CONTINGENCIES

On October 25, 2002, a shareholder derivative action was filed in Connecticut Superior Court, naming as defendants the Company, Ira Gerard, and directors Constance Galley, James Schadt, Dennis Sisco, and Ernest Keet. The complaint in the derivative action alleges, among other things, that the defendants made material misrepresentations and omissions to the investing public during the period from April 20, 2000 through August 21, 2000, and asserts claims for breaches of fiduciary duty, gross negligence, breach of contract and seeks an unspecified award of damages as well as plaintiffs costs and attorney fees. The facts alleged in the derivative action are virtually identical to the allegations in the consolidated shareholder class action that had been settled in 2002. The Company believes the derivative action is without merit and intends to contest it vigorously. Management believes that this derivative action lawsuit is covered by insurance. The Company’s directors and officers liability insurance carriers have been notified of this matter. There can be no guarantee as to the ultimate outcome of this proceeding. However, the ultimate outcome of this proceeding, after considering liabilities already accrued in the Company’s March 31, 2003 Consolidated Balance Sheet and insurance recoveries, is not expected to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

The Company is currently undergoing payroll and sales tax audits in certain foreign and U.S. jurisdictions. There can be no guarantee as to the ultimate outcome of these audits. However, the ultimate outcome of these audits is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company also has other litigation of a nature considered normal to its business which is pending against the Company. As of March 31, 2003, the Company has accrued approximately $0.6 million, excluding certain settlement amounts related to previously settled litigation, and after considering any insurance recoveries, for the aggregate amount of the other contingencies described above.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customer based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification obligations are accounted for in accordance with SFAS No. 5. For the three months ended March 31, 2003 and 2002, respectively, no claims were made under these indemnity provisions.

The Company typically provides its customers a warranty on its software products for a period of thirty (30) to ninety (90) days except in those jurisdictions where a longer period is mandated by law. Such warranties are accounted for in

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

accordance with SFAS No. 5. To date, the Company has not incurred significant costs related to warranty obligations.

From time to time, the Company may provide guarantees to third parties on behalf of a foreign subsidiary. These guarantees are generally related to maintaining operations in a certain locality or to secure leases or other operating obligations of a subsidiary.

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

The Company operates within one reportable segment. Information about the Company’s operations within different geographic regions (Americas—North, Central and South America; EMEA—Europe, Middle East and Africa; and APAC—Asia Pacific) is set forth below. Revenues are primarily assigned to the geographic region in which the contract is signed.

	Three months ended March 31,
	2003	2002
	(In thousands)
Revenues:
Americas	$12,232	$16,133
EMEA	8,123	9,475
APAC	2,654	1,804

Total	$23,009	$27,412

	March 31, 2003	December 31, 2002
	(In thousands)
Long-lived assets:
Americas (including Corporate)	$6,270	$6,308
EMEA	50,294	51,737
APAC	460	501

Total	$57,024	$58,546

Revenues for the United Kingdom, which are included in EMEA revenues, were $4.9 million and $5.0 million for the three months ended March 31, 2003 and 2002, respectively. Long-lived assets for the United Kingdom were $49.9 million and $51.3 million at March 31, 2003 and December 31, 2002, respectively.

The Company had no sales to any one customer in excess of 10% of total net revenues for the three months ended March 31, 2003 and 2002.

(11) SUBSEQUENT EVENTS

On March 14, 2003, Strategic Software Holdings (“SSH”) announced its intention to commence a proxy contest in order to nominate a slate of directors to replace the Company’s current Board of Directors. Subsequently, on March 31, 2003, SSH announced a proposal to acquire all of Mercator’s outstanding shares for $2.17 per share in cash. On April 17, 2003, the Company and SSH reached an agreement pursuant to which SSH agreed to immediately terminate the proxy contest, and not to pursue its proposal to acquire all of the Company’s outstanding shares. Under the terms of the agreement, a principal of SSH was appointed as a special advisor to Mercator’s Board of Directors on strategic matters pursuant to which he would be compensated at a rate of $1,500 for a presentation he is scheduled to make to the Board of Directors subsequent to the Annual Meeting of Shareholders. The agreement also provides that SSH will not initiate another proxy contest or make an unsolicited offer for the Company until at least January 15, 2004. In addition, the Company agreed to reimburse SSH $0.3 million for expenses related to the proxy contest. Accordingly, the Company will record a charge of approximately $0.6 million in the three months ending June 30, 2003, for costs associated with the proxy contest, including the reimbursement to

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(unaudited)

SSH. Additionally, the Company incurred approximately $0.2 million of expenses relating to this matter in the three months ended March 31, 2003.

In April 2003, the Company ceased using certain excess office space in London, England and completed a sublet agreement for its leased space in Bannockburn, Illinois. Additionally, the Company terminated a lease agreement for office space in Sydney, Australia and signed a shorter-term lease for reduced space in Sydney in May 2003. Accordingly, the Company will record restructuring charges for these vacated office spaces in the second quarter of 2003 totaling approximately $4.3 million, of which approximately $2.7 million is for rent payments in excess of estimated sublease payments, and $1.6 million is related to the impairment of leasehold improvements, furniture and office equipment related to such vacated space.

Subsequent to March 31, 2003 and through May 9, 2003, the Company granted 41,000 options to employees to purchase shares of the Company’s Common Stock under the Equity Incentive Stock Option Plan (“EIP”). The exercise prices were equal to fair market value at the date of grant.

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

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission (“SEC”), and you should not rely on those statements.

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

Our products can be used by information technology professionals, as well as used and marketed by value-added resellers, application software and server companies, independent software vendors, systems integrator partners or other third party technology partners who co-sell, resell, embed or otherwise bundle our products with their products. License fee revenues are derived from direct licensing of software products through our direct sales force and indirectly through strategic partners, which include systems integrators, application software and server companies and technology partners. Sales influenced by strategic partners accounted for 64% and 20% of license revenues for the three months ended March 31, 2003 and 2002, respectively. International revenues accounted for 47% and 41% of total revenues for the three months ended March 31, 2003 and 2002, respectively.

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

Valuation of Goodwill and Long-Lived Assets. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which we adopted effective January 1, 2002, goodwill is no longer amortized, but instead it is tested for impairment at least annually. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the second step of the impairment test is required to be performed. In the second step, companies are required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. At March 31, 2003 and December 31, 2002, we had goodwill on our Consolidated Balance Sheet, net of accumulated amortization, totaling $44.0 million. Should we experience reductions in revenues and cash flows because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of goodwill and would be required to record a charge for impairment.

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which we adopted effective January 1, 2002, we review long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that an intangible or long-lived asset should be evaluated for possible impairment, an estimate of the related asset’s undiscounted future cash flows over the remaining life of the asset will be made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. At March 31, 2003 and December 31, 2002, the Company had long-lived assets consisting of furniture, fixtures and equipment and intangibles (excluding goodwill) in the Consolidated Balance Sheet, net of accumulated amortization and depreciation, totaling $13.1 million and $14.6 million, respectively. Should we experience reductions in revenues and cash flows because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record an impairment charge at that time.

Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future. As of March 31, 2003 and December 31, 2002, we had valuation allowances of $51.7 million and $51.4 million, against $51.8 million and $51.5 million, respectively, of gross deferred tax assets.

Legal Contingencies. Our policy is to accrue for an estimated loss from legal contingencies if both of the following conditions are met: (1) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred or an asset had been impaired at the date of the financial statements; and (2) the amount of loss can be reasonably estimated. When there is no best point estimate of the loss and only a range of loss is available, we accrue to the low end of the range. We have certain significant legal and other contingencies as well as other litigation of a nature considered normal to our business which are pending against us. As of March 31, 2003, we have accrued approximately $0.6 million after considering any insurance recoveries for the aggregate amount of such contingencies. Should our actual payments resulting from the resolution of these contingencies differ from amounts accrued, we could incur additional expense in future periods. (See Note 9 of Notes to Consolidated Condensed Financial Statements.)

Restructuring Reserves. We incurred net restructuring charges during the first quarter of 2003 of $0.3 million and during the years ended December 31, 2002 and 2001 totaling $10.9 million and $8.1 million, respectively as a result of reductions in our global workforce and decisions to discontinue use of certain leased office space. Certain assumptions went into the estimate of sublease income expected to be derived from certain idle facilities, as well as the timing of such sublease income. Should we negotiate more favorable subleases or reach a settlement with our landlords to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease costs, in excess of sublease income, if any, related to these facilities exceed our estimates, we could incur additional expense in future periods. At March 31, 2003, the restructuring liabilities that remain total approximately $9.0 million on our Consolidated Balance Sheet, which consists of approximately $8.4 million for estimated future payments for rent and related expenses in excess of anticipated sublease income, and approximately $0.5 million for future personnel related severance costs. (See Note 4 of Notes to Consolidated Condensed Financial Statements.)

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:

	Three Months Ended March 31,
	2003	2002
Revenues:
Software licensing	30.3%	34.8%
Services	24.4	29.1
Maintenance	45.3	36.1

Total revenues	100.0	100.0

Cost of revenues:
Software licensing	0.4	0.5
Services	23.0	27.9
Maintenance	7.2	7.4
Stock option re-pricing benefit	—	(1.0)
Amortization of intangibles	4.2	3.5

Total cost of revenues	34.8	38.3

Gross profit	65.2	61.7

Operating expenses:
Product development	21.9	16.4
Selling and marketing	36.1	43.6
General and administrative	24.5	24.7
Stock option re-pricing benefit	—	(2.3)
Amortization of intangibles	0.9	1.1
Restructuring charge/(benefit)	1.2	(0.9)

Total operating expenses	84.6	82.6

Operating loss	(19.4)	(20.9)
Foreign currency exchange gain/(loss), net	0.4	(0.2)
Other expense, net	(0.9)	(0.2)

Loss before income taxes	(19.9)	(21.3)
(Benefit from)/provision for income taxes	(1.2)	1.0

Net loss	(18.7)%	(22.3)%

The Quarter Ended March 31, 2003 Compared with The Quarter Ended March 31, 2002

During the three months ended March 31, 2003, we incurred a net loss of ($4.3) million compared to a net loss of ($6.1) million for the three months ended March 31, 2002. Our operating loss was ($4.5) million versus ($5.7) million for the three months ended March 31, 2003 and 2002, respectively. Gross profit decreased from $16.9 million for the three months ended March 31, 2002 to $15.0 million for the three months ended March 31, 2003. Product development expenses increased by $0.5 million, selling and marketing expenses decreased by $3.6 million and general and administrative expenses decreased by $1.1 million from the three months ended March 31, 2002 to the three months ended March 31, 2003.

Revenues

Total Revenues. Our revenues are derived principally from three sources: (i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. Total revenues decreased 16% from $27.4 million for the three months ended March 31, 2002 to $23.0 million for the three months ended March 31, 2003. This decrease resulted from decreased license and services revenues partially offset by increased maintenance revenues.

Software Licensing. Total software licensing revenues decreased 27% from $9.5 million for the three months ended

March 31, 2002 to $7.0 million for the three months ended March 31, 2003 as a result of continued weakness in information technology spending, delayed purchasing decisions by customers due to the proxy contest with, and acquisition proposal from, SSH, and phased purchasing by customers choosing to buy software in smaller increments rather than large strategic purchases. From the three months ended March 31, 2002 to 2003 we experienced a 34% decrease in the number of license contracts exceeding $100,000, partially offset by a modest increase in the average size of such contracts. Americas’ (North, Central and South America) software licensing revenues decreased 37% from $5.0 million to $3.1 million, EMEA (Europe, Middle East and Africa) software licensing revenues decreased 40% from $3.5 million to $2.1 million and APAC (Asia Pacific) software licensing revenues increased by $0.7 million from $1.1 million to $1.8 million.

Services. Total services revenues decreased 30% from $8.0 million for the three months ended March 31, 2002 to $5.6 million for the three months ended March 31, 2003 due to the continued weakness in information technology spending, the conclusion of a major consulting engagement in the second quarter of 2002 that commenced in late 2001, as well as our decision to transition certain consulting engagements to our strategic partners as the Company focuses on the distribution of its solutions through indirect sales channels. In addition, lower license revenues generally translate into reduced future service opportunities. Americas’ services revenues decreased 35% from $4.7 million to $3.1 million, EMEA services revenues decreased 20% from $2.9 million to $2.4 million and APAC services revenues decreased 37% from $0.3 million to $0.2 million.

Maintenance. Total maintenance revenues increased 5% from $9.9 million for the three months ended March 31, 2002 to $10.4 million for the three months ended March 31, 2003 due primarily to the cumulative increase in licensing and related maintenance contracts to our worldwide customer base, and favorable renewal rates pertaining to the existing worldwide customer base. These factors offset the lower first year maintenance revenue generated as a result of lower license revenues. Americas’ maintenance revenues decreased 6% from $6.4 million to $6.0 million due to the recognition of $0.4 million of revenues in back maintenance fees in the first quarter of 2002, EMEA maintenance revenues increased 20% from $3.1 million to $3.7 million and APAC maintenance revenues increased 76% from $0.4 million to $0.7 million.

Cost of Revenues

Total Cost of Revenues. Cost of software licensing revenues consists primarily of CD-ROMs, manuals, distribution costs and the royalty costs of third-party software embedded in our product. Cost of services consists primarily of personnel-related and travel costs in providing consulting and training to customers. Cost of maintenance revenues consists primarily of personnel-related and occupancy costs in providing maintenance and technical support to customers. The non-cash stock option re-pricing benefit relates to the November 2000 re-pricing of certain options previously granted to certain service and maintenance personnel as described below. The amortization expense relates to certain purchased intangible technology assets in connection with the Braid acquisition in 1999 as described below. Total costs of revenues decreased 24% from $10.5 million for the three months ended March 31, 2002 to $8.0 million for the three months ended March 31, 2003 primarily due to reductions in services and maintenance personnel, partially offset by a non-cash stock option re-pricing benefit in 2002 as compared to no charge or benefit in 2003.

Gross margin on software licensing revenues is higher than gross margins on services and maintenance revenues reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing consulting and training services, maintenance and technical support. Cost of services also varies based upon the mix of consulting and training services. Total gross margins improved to 65% for the three months ended March 31, 2003 as compared to 62% for the three months ended March 31, 2002.

Cost of Software Licensing. Total software licensing costs remained constant at $0.1 million for the three months ended March 31, 2003 and 2002, respectively. Software licensing gross margin also remained constant at 99% for the three months ended March 31, 2002 and 2003, respectively.

Cost of Services exclusive of Non-Cash Stock Option Re-Pricing Benefit. Total services costs decreased 31% from $7.7 million for the three months ended March 31, 2002 to $5.3 million for the three months ended March 31, 2003 primarily due to decreases in compensation as a result of headcount reductions and related decreases in travel expenses. Total services gross margin increased slightly from 4% for the three months ended March 31, 2002 to 6% for the three months ended March 31, 2003 as a result of decreases in personnel costs partially offset by the decrease in services revenues.

Cost of Maintenance exclusive of Non-Cash Stock Option Re-Pricing Benefit. Total maintenance costs decreased 18% from $2.0 million for the three months ended March 31, 2002 to $1.7 million for the three months ended March 31, 2003 as we reduced our maintenance workforce during 2002. Total maintenance gross margin increased from 80% for the three months ended March 31, 2002 to 84% for the three months ended March 31, 2003.

Stock Option Re-Pricing Benefit. In November 2000, our Board of Directors approved the exchange of 615,465 options granted in September 2000 for an equal amount of options (the replacement options) priced at the then current market price of $5.06 per share. As this was a reduction in the exercise prices of fixed stock option awards, the replacement options are subject to variable accounting from the date of modification to the date on which the awards are exercised, forfeited, or expire unexercised in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation” and FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. At March 31, 2003, 196,857 re-priced options were outstanding and we recorded no charge or benefit for the three months ended March 31, 2003. We recorded a variable non-cash compensation benefit of $0.3 million for the three months ended March 31, 2002 for such re-priced options granted to personnel generating services and maintenance revenues. We also recorded a variable non-cash compensation benefit of $0.6 million for the three months ended March 31, 2002 for the re-priced options related to operating personnel (see below).

Amortization of Intangibles. Amortization of purchased technology intangible assets remained constant at $1.0 million for the three months ended March 31, 2003 and 2002. The expense is related to the Braid business combination completed in 1999, which was accounted for using the purchase method of accounting. We had net purchased technology intangibles of $3.5 million and $4.5 million at March 31, 2003 and December 31, 2002, respectively.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold”, amortization relating to capitalized software costs has been charged to cost of revenues, and amortization relating to other intangible assets is being classified as a component of operating expenses.

Operating Expenses

Total Operating Expenses. Total operating expenses decreased 14% from $22.6 million for the three months ended March 31, 2002 to $19.5 million for the three months ended March 31, 2003. This decrease was attributable to (i) a net $3.6 million decrease in selling and marketing expenses primarily resulting from reductions in staff and related expenses initiated as part of our fiscal 2002 restructuring activities; (ii) a net $1.1 million reduction in general and administrative expenses (see below); offset by (iii) a net $0.5 million increase in product development costs; (iv) a $0.6 million non-cash stock option re-pricing benefit for the three months ended March 31, 2002, as compared to no charge or benefit for the three months ended March 31, 2003; and (v) a $0.3 million restructuring charge recorded for the three months ended March 31, 2003 as compared to a $0.2 million net restructuring benefit for the three months ended March 31, 2002.

Product Development exclusive of Non-Cash Stock Option Re-Pricing Benefit. Product development expenses include expenses associated with the development of new products and enhancements to existing products. These expenses consist primarily of salaries, recruiting, and other personnel-related costs, depreciation of development equipment, supplies, travel, allocated facilities and allocated communication costs.

Product development expenses increased 12% from $4.5 million for the three months ended March 31, 2002 to $5.0 million for the three months ended March 31, 2003 primarily due to increases in compensation, benefits and incentives as we modestly increased our headcount.

Selling and Marketing exclusive of Non-Cash Stock Option Re-Pricing Benefit. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, third party commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product literature, and allocated facilities and communications costs.

Selling and marketing expenses decreased 30% from $12.0 million for the three months ended March 31, 2002 to $8.3 million for the three months ended March 31, 2003. This decrease was primarily due to sales staff reductions as a result of the shift in our sales strategy from increasing the number of sales personnel to relying more heavily on systems integrators, application software and server companies and technology partners who co-sell, resell, embed or bundle our software and solutions, and lower comparative period revenues. Our compensation costs decreased by approximately $2.0 million and we significantly reduced spending for consulting, recruiting and travel.

General and Administrative exclusive of Non-Cash Stock Option Re-Pricing Benefit. General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for our administrative, executive, and finance personnel as well as outside legal, consulting, tax services and audit fees.

General and administrative expenses decreased 16% from $6.8 million for the three months ended March 31, 2002 to $5.7 million for the three months ended March 31, 2003 primarily due to a $1.1 million reduction in legal fees and expenses.

Amortization of Intangibles. Amortization of intangible assets decreased 34% from $0.3 million for the three months ended March 31, 2002 to $0.2 million for the three months ended March 31, 2003, as certain intangibles were fully amortized during 2002. This expense is related to the Braid acquisition completed in 1999, which was accounted for using the purchase method of accounting. We had net operating intangible assets of $0.7 million and $0.9 million at March 31, 2003 and December 31, 2002, respectively.

Stock Option Re-Pricing Benefit. As discussed above, we recorded a variable non-cash compensation benefit of $0.6 million for the three months ended March 31, 2002 related to the re-pricing of certain fixed stock option awards previously granted to certain product development, sales and marketing and general and administrative employees in November of 2000. There was no stock option re-pricing charge or benefit for the three months ended March 31, 2003.

Restructuring Charge (Benefit). The restructuring charge of $0.3 million for the three months ended March 31, 2003 consists of additional severance and lease related accruals, net of reversals of excess severance accruals. The restructuring benefit of $0.2 million for the three months ended March 31, 2002 consisted of reversals of severance and leased space accruals as those activities had been finalized. At March 31, 2003, $4.5 million of the unpaid restructuring charge was included in accrued expenses and other current liabilities and $4.4 million was included in other long-term liabilities. At December 31, 2002, $5.7 million of the unpaid restructuring charge was included in accrued expenses and other current liabilities and $5.1 million was included in other long-term liabilities.

Foreign Currency Exchange Gain (Loss), Net

Foreign currency exchange gain (loss), net increased to a gain of $0.1 million for the three months ended March 31, 2003 from a loss of $0.1 million for the three months ended March 31, 2002, primarily as a result of certain intercompany transactions denominated in British pound sterling, which have not been settled and which gave rise to a gain as a result of the weakening of the British pound as compared to the U.S. dollar in the three months ended March 31, 2003.

Other Income (Expense), Net

Net other income (expense) represents borrowing costs related to contractual obligations, offset by interest income earned on cash and marketable securities balances and term license contracts.

Net other income (expense) was ($0.2) million for the three months ended March 31, 2003 as compared to ($0.1) million for the three months ended March 31, 2002 primarily due to interest and fees incurred in connection with our credit facility with Foothill Capital Corporation (“Foothill”).

Income Taxes

The benefit for income taxes was $0.3 million for the three months ended March 31, 2003 as compared to a provision of $0.3 million for the three months ended March 31, 2002. Our effective tax rate for the three months ended March 31, 2003 is a benefit of 6.2%, compared to an effective tax rate of 4.6% for the three months ended March 31, 2002. The difference between the income tax benefit for the three months ended March 31, 2003 and the expected statutory tax rate benefit of 34% is primarily due to our recording a full valuation allowance against our current year losses and the impact of foreign operations. The difference between the income tax expense for the three months ended March 31, 2002 and the expected statutory tax benefit of 34% is primarily due to our recording a full valuation allowance against our current year losses and the impact of foreign operations.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $4.5 million to $25.4 million at March 31, 2003 from $29.9 at December 31, 2002 due to (i) cash used in operations of $3.4 million; (ii) purchases of software and computer equipment of $0.7 million; (iii) $0.6 million of principal payments under our Foothill term loan; (iv) $0.5 of principal payments under insurance premium financing loans and capital leases; offset by (v) $0.7 million in proceeds from the exercise of employee stock options and purchases of stock under the ESPP.

Operating Activities

Operating activities consumed cash of $3.4 million during the three months ended March 31, 2003 compared to consuming cash of $0.6 million during the three months ended March 31, 2002. Our net loss was $4.3 million and $6.1 million for the three months ended March 31, 2003 and 2002, respectively, of which $2.1 million and $2.4 million, respectively, related to non-cash depreciation and amortization.

Net accounts receivable decreased 27% from $22.2 million at December 31, 2002 to $16.1 million at March 31, 2003 due primarily to a $9.3 million decline in first quarter revenues in 2003 as compared to fourth quarter revenues in 2002. The number of days sales in net accounts receivable increased slightly from 62 days at December 31, 2002 to 63 days at March 31, 2003. The allowance for doubtful accounts decreased from $1.6 million at December 31, 2002 to $1.2 million at March 31, 2003 due to a $0.2 million write-off against the allowance and $0.2 million reversal of reserves no longer needed due to a decrease in receivables.

Current liabilities decreased 12% from $55.3 million at December 31, 2002 to $48.7 million at March 31, 2003. Accounts payable increased 11% from $5.8 million to $6.4 million due to the timing of payments. Accrued expenses decreased 30% from $22.2 million to $15.5 million due primarily to the payment of approximately $5.6 million of 2002 bonuses and commissions and the payment of approximately $2.2 million of restructuring liabilities for severance and occupancy. The current portion of deferred revenue decreased slightly from $24.0 million to $23.9 million.

Our short-term operating commitments include operating lease payments over the next twelve months of approximately $7 million, including approximately $2 million for our new office space in Wilton, CT, which we do not occupy. While we are seeking to enter into a sublease agreement relating to this facility, we have recorded a restructuring charge for rent and related amounts for this lease through March 31, 2004. If we are unable to enter into a sublease agreement for this facility providing for rent payments to us commencing by such date, we may need to record an additional charge for estimated future rent payments required to be made by us until such time as the space is sublet.

As of March 31, 2003, we have accruals of $0.6 million, after considering insurance recoveries, related to settlements associated with outstanding legal and other contingencies. A significant increase in the estimate of the cost of settlement of these contingencies could have a material adverse effect on our consolidated financial position or results of operations.

Investing Activities

Investing activities consumed cash of $0.7 million during the quarter ended March 31, 2003 compared to consuming cash of $0.5 million during the quarter ended March 31, 2002. Investing activities for the first quarter of 2003 consisted of an investment of $0.7 million for software and equipment primarily for the completion of our new enterprise customer relationship management and financial information systems. Investing activities for the first quarter of 2002 included a $0.4 million net investment in furniture, fixtures and equipment and a $0.1 million increase in restricted collateral deposits in connection with facility leases.

Our capital expenditures are expected to be approximately $2.2 million for the next twelve months. In addition, capital lease commitments over the next twelve months are approximately $0.4 million.

Financing Activities

Financing activities used cash of $0.4 million during the quarter ended March 31, 2003, as compared to generating cash of $1.4 million during the quarter ended March 31, 2002. Financing activities for the first quarter of 2003 included $0.6 million of principal payments under the Foothill Credit Facility and $0.5 million of principal payments under insurance premium financing loans and capital leases, offset by $0.7 million in proceeds from the exercise of employee stock options and purchases of stock under the ESPP. Financing activities for the first quarter of 2002 included $1.1 million of proceeds from employee stock plan purchases and $0.7 million of proceeds from the exercise of employee stock options, partially offset by $0.2 million of capital lease principal payments and $0.2 million of expenses relating to our December 2001 private placement issuance of stock to certain investors.

Current portion of long-term debt commitments are approximately $2.9 million at March 31, 2003 (see Note 7 of Notes to Consolidated Condensed Financial Statements).

Cash Flow and Funding Requirements

As of March 31, 2003, we had $9.4 million outstanding under the term loan facility, and one letter of credit was issued in the face amount of approximately $2.5 million. In addition to the term loan and outstanding letter of credit, the remaining amount available under the credit facility was $0.2 million as of March 31, 2003. However, Foothill has no obligation to make any additional advances under the Loan Agreement until such time as certain cash management agreements are signed (see Note 7 of Notes to Consolidated Condensed Financial Statements).

We had a net working capital deficit of $3.5 million as of March 31, 2003 primarily as a result of the reduction in license revenues in the three months ended March 31, 2003. We believe that current cash and cash equivalent balances ($25.4 million at March 31, 2003) will be sufficient to meet our needs associated with cash shortfalls in any one quarter and are sufficient to meet anticipated needs through March 31, 2004 including working capital and final severance payments associated with restructuring activities commenced in 2002; payments for operating lease commitments of approximately $7 million; capital expenditures of approximately $2.2 million; current portion of long-term debt, notes payable and capital lease commitments of approximately $2.9 million; and $0.6 million related to legal matters. However, any projections of future cash needs and cash flows are subject to uncertainty. Should our actual payments arising from the resolution of our legal contingencies differ from amounts accrued, we could incur additional expense and cash outlays in future periods. A continued downturn in information technology spending, which could cause us not to achieve our revenue expectations, or our failure to timely implement additional cost cutting measures in such event, could cause a default under the Loan Agreement and could require the accelerated repayment of our outstanding term loan and the payment of penalties. Our long-term capital needs will depend on numerous factors, including the rate at which we are able to obtain new business from customers, and the expenses associated with the expansion or reduction of our personnel and infrastructure to accommodate such business, as well as the rate at which we choose to invest in new technologies and/or launch new products and services in order to be competitive. (see “Factors that May Affect Future Results” below.)

Our contractual obligations and commitments at March 31, 2003 are as follows (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
Long-term debt	$9,375	$2,500	$6,875	$—	$—
Capital lease obligations	709	367	342	—	—
Operating leases	47,518	6,754	11,228	8,389	21,147
Legal settlements(1)	692	508	184	—	—

Totals	$58,294	$10,129	$18,629	$8,389	$21,147

(1)	Excludes $0.4 million value of a warrant issued in connection with legal settlement in 2002, as such warrant may be settled in either cash or shares of our Common Stock (see Note 8 of Notes to Consolidated Condensed Financial Statements).

If current cash, cash equivalents, cash that may be generated from operations and cash, if any, available under our credit facility are deemed to be insufficient to satisfy our liquidity requirements, we will likely attempt to sell additional equity securities and/or debt securities. Additionally, in such case, we may consider the sale of certain of the Company’s assets. We will also, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue debt or additional equity securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all. A failure to obtain such financing may adversely impact our business. In addition, if we are unable to generate substantial improvements in cash flows, our goodwill may become impaired and we would have to record a charge for impairment, which may be material to our financial position and results of operations.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. This

Statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred as opposed to recognition on the date an entity commits to an exit plan as previously required under EITF Issue No. 94-3. The Company adopted SFAS No. 146 for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 impacted the timing of certain restructuring charges (see Note 11 of Notes to Consolidated Condensed Financial Statements).

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 9 of Notes to Consolidated Condensed Financial Statements.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The Issue addresses the accounting for arrangements that may involve the delivery or performance of multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance in this issue is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. Accordingly, the Company will adopt EITF Issue No. 00-21 effective July 1, 2003. We are currently evaluating the impact of this Issue but do not expect adoption to have a material impact on our results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for an entity’s voluntary change to the fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures and specifies the form, content and location of those disclosures in both annual and interim financial statements regarding the method of accounting used for stock-based employee compensation and its effect on reported results. This Statement is effective for fiscal years ending after December 15, 2002. As the Company continues to account for employee stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 during the three months ended March 31, 2003, the adoption of SFAS No. 148 did not impact the Company’s financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 has not and is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Our quarterly and annual operating results are volatile and difficult to predict and may cause our stock price to fluctuate

Our quarterly and annual operating results have varied significantly in the past and may continue to do so in the future. We had operating losses for the three months ended March 31, 2003 and for the year ended December 31, 2002 and may continue to have losses in the future. In the past, our operating results were below the expectations of public market analysts and investors, and below guidance we had given to investors. In addition, due to the buying habits of our customers, we generally consummate our license agreements, and consequently recognize a substantial portion of our quarterly software licensing revenues in the last month of each quarter, further complicating our ability to predict our results in advance. This difficulty in predicting our results may persist in the future and if our revenues and operating results do not meet expectations, our stock price could further decline which may result in, among other things, potential customers and partners choosing to purchase from or work with other vendors.

In 2001 and 2002, we announced restructuring plans to reduce our cost structure. These plans consisted of certain workforce reductions across the Company, closing and reducing some of our office facilities. We have also announced a strategic plan to provide greater focus on partnerships and industry-ready integration solutions (“Industry-Ready Integration Solutions”) for targeted vertical markets. Our restructuring plans that have been and will be implemented remain unproven, and could result in increased volatility in and have an adverse effect on our stock price. Our focus on partnerships and Industry-Ready Integration Solutions for targeted vertical markets may result in longer sales cycles. Any delay in obtaining customer contracts may have an adverse impact on operating results. We believe that investors should not rely on period-to-period comparisons of our results of operations, as they are not necessarily indications of our future performance.

We have been and may continue to be impacted by the overall economy, international affairs and the downturn in information technology spending

As a result of, among other things, continuing unfavorable economic conditions and concerns about international affairs (including the recent war in Iraq, unrest in the Middle East and Asia), we have seen many companies, including certain in our vertical markets, reduce and/or defer information technology spending. Additionally, socio-economic factors including continued unrest in international affairs and the recent outbreak of the Severe Acute Respiratory Syndrome (SARS) could impact our ability to travel to and from and access certain international markets. As a result of these and other matters, our software licensing revenues have declined in the first quarter of 2003 and fiscal year 2002 in total and as a percentage of our total revenues as compared to the prior year. In particular, sales to e-commerce and Internet businesses, value-added resellers and independent software vendors were adversely impacted during the first quarter of 2003 and during the years 2002 and 2001. Sales to financial services firms had been impacted in the first quarter of 2003, during the year 2002 and the fourth fiscal quarter of 2001. If the unfavorable economic conditions with respect to information technology spending in the United States continue and/or worsen, or if a wider global slowdown continues and/or worsens, we may experience a material adverse impact on our revenues and collections of our accounts receivable as well as our overall operating results, and the value of our goodwill or purchased technology may become impaired.

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

It would be difficult for us to materially or immediately adjust our spending if we experience revenue shortfalls

Our revenues have been and will continue to be difficult to predict. We have in the past failed and may continue to fail to achieve our revenue expectations or any revenue level that would ultimately enable us to operate profitably. Our expense levels are based, in part, on our expectation of future revenues, and expense levels are, to a significant extent, fixed in the short term. We may be unable to materially adjust spending in a timely manner to compensate for revenue shortfalls. If revenue levels are below expectations for any reason, our operating results and cash flows are likely to be harmed. Net income may be disproportionately affected by a reduction in revenue because large portions of our expenses are related to headcount that may not be easily reduced without harming our business. If cash flows are negatively impacted, there can be no assurance that our existing cash and availability, if any, under our credit facility will be sufficient to meet cash needs or that we will comply with the covenants set forth in the financing agreement. In 2002, we announced certain restructuring plans aimed at reducing expenses. There can be no assurance that such reductions will ultimately enable us to operate profitably. Furthermore, the further reduction of expenses may impact our ability to develop, introduce and market new products or enhancements to existing products necessary to compete effectively in the marketplace.

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

Our credit facility contains covenants that we must maintain in order to access the facility

In December 2002, the Company entered into a Loan Agreement with Foothill, which provided for a $20 million credit facility. Upon closing, the Company drew down $10 million to supplement its cash position. The term loan and other availability under the Loan Agreement is conditioned upon the Company complying with certain covenants relating to, among other things, EBITDA results, maintenance revenue levels and limitation on capital expenditures. The Company is also required to enter into certain cash management agreements under the Loan Agreement (which it has not yet done). The Company has in the past, and may in the future, be required to secure waivers from Foothill with respect to certain of its obligations under the Loan Agreement, including the obligation to enter into cash management agreements. Notwithstanding such waivers, Foothill currently has no obligation to make additional advances under the Loan Agreement until the Company complies with all of its obligations, including the completion of cash management agreements. Failure by the Company to comply with any of the covenants, or any default by the Company under the terms of the Loan Agreement (including a change of control, as defined in the Loan Agreement), could cause Foothill to call the facility in default, requiring us to repay amounts under the loan plus penalties, and harm our business by, among other things, adversely impacting our cash position.

We may have difficulty raising additional funding

If current cash, cash equivalents, cash that may be generated from operations and funds available, if any, under our credit facility are deemed to be insufficient to satisfy our liquidity requirements, we may attempt to sell additional equity securities, debt securities and/or certain assets of the Company. The sale of additional equity or equity-related securities, if achieved, would result in additional dilution to our stockholders. There can be no assurance that financing of any kind will be available in amounts or on terms acceptable to us, or at all. A failure to obtain such financing may adversely impact our business. In addition, if we are unable to generate substantial improvements in cash flows, our goodwill may become impaired and we would have to record a charge for impairment, which may be material to our financial position and results of operations.

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

We may face significant risks in our international operations

International revenues accounted for approximately 47% of our total revenues for the three months ended March 31, 2003 and 38% of our total revenues for the year ended December 31, 2002. Successful operation of our international sales and marketing efforts requires management attention and financial resources. Additionally, significant time is required to customize our products for selected international markets and to focus on the development of international sales and support channels. We have recently reduced and consolidated certain of our international operations as we focus more on expanding distribution through independent resellers and strategic partners, which may adversely impact our ability to market and sell our products internationally. International operations involve a number of additional risks, including the following:

•	political instability, conflict and other socio-economic factors;

•	impact of possible recessionary environments in economies outside the United States;

•	foreign currency exchange rate fluctuations;

•	longer receivables collection periods and greater difficulty in accounts receivable collection;

•	unexpected changes in regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	tariffs and other trade barriers;

•	the burdens of complying with a variety of foreign laws; and

•	potentially adverse tax consequences.

In certain cases, international license, service and other revenues are denominated in foreign currencies. During the first quarter of 2003 and during the year 2002, we did not engage in foreign currency hedging transactions. However, to the extent revenues may increase in international markets, exposures to gains and losses on foreign currency transactions may increase. We may choose to limit our exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. The currency exchange strategy that we adopt may not be successful in eliminating exchange-related losses. In addition, the above-listed factors may cause a decline in our future international revenue and, consequently, may harm our business. We may not be able to sustain or increase revenue that we derive from international sources.

We may experience difficulties in developing and introducing new or enhanced products necessitated by technological changes

Our future success will depend, in part, upon our ability to anticipate changes, to enhance our current products and to develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. Development of enhancements to existing products and new products depend, in part, on a number of factors, including the following:

•	the availability of cash to fund development;

•	the timing of releases of new versions of applications systems by vendors;

•	the introduction of new applications, systems or computing platforms;

•	the timing of changes in platforms;

•	the release of new standards or changes to existing standards; and

•	changing customer requirements.

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

The success of our products will also depend upon the success of the vertical industries and the associated industry standards and mandates we target

We have in the past, and may, in the future, seek to develop and market our existing products or new products such as our Industry-Ready Integration Solutions, which are targeted for certain vertical industries such as financial services, healthcare, manufacturing, retail and distribution and industry standards and mandates specific to those industries, that we believe will achieve commercial acceptance. This could require us to devote significant development, sales and marketing personnel, as well as other resources, to these efforts, which would otherwise be available for other purposes. We may not be able to successfully identify these vertical industries and the associated industry standards and mandates, and even if we do so, we may not achieve commercial acceptance or we may not realize a sufficient return on our investment. For example, in 2001, the Company developed a solution for global straight through processing for a financial services standard that was initially widely supported, but which standard was ultimately abandoned in 2002. Failure of our products in these targeted vertical industries to achieve commercial acceptance or our failure to achieve a sufficient return on our investment could harm our business.

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

We may not successfully expand our sales and distribution channels

An integral part of our strategy is to expand our sales channels, including strategic partners, value-added resellers, application software and server companies, independent software vendors, systems integrators and distributors. While we believe this will prove to be a successful strategy, such sales may be at lower unit prices, may limit our direct contact with customers (potentially inhibiting future follow-up sales) and place us in a position of depending upon the reseller to achieve customer satisfaction, and could result in these resellers selling to customers to whom we may otherwise have sold directly. For the three months ended March 31, 2003 and for the year ended December 31, 2002, 64% and 46%, respectively, of our total license revenues were influenced by these sources. We may not be successful in increasing our sales influenced by indirect sales channels. If we are successful in increasing our sales influenced by indirect sales channels, we expect that those sales may be at lower per unit prices than sales through direct channels, and revenue we receive for each sale will be less than if we had licensed the same product to the customer directly. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered.

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

We may lose a significant revenue stream if our customers fail to renew contracts for maintenance services

Many of our customers subscribe for maintenance and support services, which we recognize over the term of those agreements. If a significant portion of our customers elect not to contract for or renew these services, our revenue from those services would be adversely affected, which could cause us to fail to comply with minimum maintenance revenue covenants set forth in our Loan Agreement, and which may otherwise adversely impact our business, operating results and financial condition.

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

We have only limited protection for our proprietary technology

Our success is dependent upon our proprietary software technology. We protect our technology as described below but this may not prevent misappropriation or development by third parties of similar products. We do not have any patents and we rely principally on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our technology. As a rule, we enter into confidentiality and/or license agreements with our employees, distributors and customers, and we limit access to and distribution of our software, documentation and other proprietary information by employees, distributors and customers. The steps taken by us may not be sufficient to prevent misappropriation of our technology, and such protections do not preclude competitors from developing products with functionality or features similar to our products. Furthermore, it is possible that third parties will independently develop competing technologies that are substantially equivalent or superior to our technologies. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, which could pose additional risks of infringement as we continue to operate internationally. Our failure or inability to protect our proprietary technology could have a material adverse effect on our business.

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

In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have particularly affected the market prices for the stock of technology companies. These broad market fluctuations may cause the market price of our Common Stock to decline. The high and low sale prices of our Common Stock as reported on the NASDAQ National Market System for the past three years and for the first quarter of 2003 are listed below.

	Reported Sale Price
	High	Low
2000
First Quarter	$149.875	$47.00
Second Quarter	84.00	26.75
Third Quarter	70.375	13.438
Fourth Quarter	16.188	2.81

2001
First Quarter	12.188	3.25
Second Quarter	3.75	1.40
Third Quarter	2.47	0.95
Fourth Quarter	9.44	1.09

2002
First Quarter	10.15	3.91
Second Quarter	5.65	1.38
Third Quarter	1.97	1.09
Fourth Quarter	1.42	0.54

2003
First Quarter	1.92	0.90

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

Future sales of our Common Stock by our stockholders could cause our stock price to decline

As of May 9, 2003, we have outstanding warrants to purchase an aggregate of 1,163,119 shares of Common Stock and also options to purchase an aggregate of 11,221,436 shares of Common Stock granted under our directors’ and employee option plans. The number of shares issuable upon exercise of warrants are subject to adjustment pursuant to anti-dilution provisions. Holders of such warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided in such warrants and options. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms could be affected. Exercise of warrants and options may result in dilution to existing stockholders.

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

Foreign Currency Exchange Rates

Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the three months ended March 31, 2003, and for the year ended December 31, 2002, 47% and 38%, respectively, of our total revenue was generated from international sources and the net assets of our foreign subsidiaries totaled approximately 65% and 63%, respectively, of consolidated net assets as of March 31, 2003 and December 31, 2002. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly owned subsidiaries in the United Kingdom, France, Germany, Netherlands, Spain, Singapore, Hong Kong, Australia and Japan. These foreign subsidiaries predominantly use local currencies as their functional currency, as certain sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar. In relation to the above, we continue to evaluate different hedging strategies and at this time, we do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that this approach will be successful, especially in the event of a sudden and significant decline in the value of foreign currencies relative to the United States dollar.

As of March 31, 2003, we have a significant intercompany balance, denominated in the Great Britain pound, with our subsidiary in the United Kingdom. A hypothetical 1% adverse change in the price of the Great Britain pound relative to the U.S. dollar would result in a $0.1 million foreign currency exchange loss in our results of operations arising from this intercompany balance. We are evaluating our hedging options with respect to this intercompany balance.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Based on an evaluation of the registrant’s disclosure controls and procedures performed by registrant’s disclosure committee within 90 days of the date this report is filed with the Commission, the results of which were reported to the registrant’s chief executive officer and chief financial officer, the registrant’s chief executive officer and chief financial officer have determined that the registrant’s current disclosure controls and procedures are effective.

(b)	Changes in internal controls

No significant changes have been made in registrant’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 25, 2002, a shareholder derivative action was filed in Connecticut Superior Court, naming as defendants the Company, Ira Gerard, and directors Constance Galley, James Schadt, Dennis Sisco, and Ernest Keet. The complaint in the derivative action alleges, among other things, that the defendants made material misrepresentations and omissions to the investing public during the period from April 20, 2000 through August 21, 2000, and asserts claims for breaches of fiduciary duty, gross negligence, breach of contract and seeks an unspecified award of damages as well as plaintiffs costs and attorney fees. The facts alleged in the derivative action are virtually identical to the allegations in the consolidated shareholder class action that had been settled in 2002. The Company believes the derivative action is without merit and intends to contest it vigorously. Management believes that this derivative action lawsuit is covered by insurance. The Company’s directors and officers liability insurance carriers have been notified of this matter. There can be no guarantee as to the ultimate outcome of this proceeding. However, the ultimate outcome of this proceeding, after considering liabilities already accrued in the Company’s March 31, 2003 Consolidated Balance Sheet and insurance recoveries, is not expected to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

The Company also has other litigation of a nature considered normal to its business which is pending against the Company. As of March 31, 2003, the Company has accrued approximately $0.6 million, excluding certain settlement amounts related to previously settled litigation, and after considering any insurance recoveries, for the aggregate amount of the other contingencies described above.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the first quarter ended March 31, 2003.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

Mercator Software, Inc. filed one current report on Form 8-K in the first quarter of 2003 on January 8, 2003, which disclosed a summary of and filed an exhibit of our Loan and Security Agreement dated as of December 24, 2002 among the Company, Mercator-UK, and Foothill Capital Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCATOR SOFTWARE, INC.

Dated: May 15, 2003

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

By:	/s/ ROY C. KING	By:	/s/ KENNETH J. HALL
	Roy C. King Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)		Kenneth J. Hall Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.47	First Amendment to, and Consent and Waiver under, Loan and Security Agreement dated April 28, 2003 between the Company and Foothill Capital Corporation

10.48	Agreement of Sublease dated as of March 27, 2003 between the Company as Sub landlord and Webley Systems, Inc. and Parus Holdings, Inc. as Subtenant for premises at 3000 Lakeside Drive, Bannockburn, IL

99.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002