Form 10-Q
period 2003-06-30
MERCATOR SOFTWARE INC
filed 2003-08-14
CIK 1039276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003.

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

As of August 8, 2003, registrant had 35,898,791 outstanding shares of Common Stock $.01 par value.

MERCATOR SOFTWARE, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2003

MERCATOR SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2003 (unaudited)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$19,691	$29,920
Accounts receivable, less allowances of $1,084 and $1,588	15,562	22,223
Prepaid expenses and other current assets	5,109	3,775

Total current assets	40,362	55,918

Furniture, fixtures and equipment, net	7,471	9,165
Goodwill, net	43,960	43,960
Intangible assets, net	3,098	5,421
Other assets	1,322	1,265

Total assets	$96,213	$115,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,674	$5,783
Accrued expenses and other current liabilities	14,888	22,197
Current portion of long-term debt	4,571	3,268
Current portion of deferred revenue	22,799	24,049

Total current liabilities	46,932	55,297

Deferred revenue, less current portion	231	465
Deferred tax liability	779	1,233
Long-term debt, less current portion	7,027	7,928
Other long-term liabilities	11,880	8,805

Total liabilities	66,849	73,728

Stockholders’ equity:
Convertible preferred stock: $.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common Stock: $.01 par value; authorized 190,000,000 shares; issued and outstanding 35,239,132 shares and 34,528,560 shares, respectively	353	346
Additional paid-in capital	251,048	250,300
Accumulated deficit	(221,135)	(207,628)
Accumulated other comprehensive loss	(902)	(1,017)

Total stockholders’ equity	29,364	42,001

Total liabilities and stockholders’ equity	$96,213	$115,729

See accompanying notes to consolidated condensed financial statements.

MERCATOR SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Software licensing	$6,147	$10,890	$13,119	$20,439
Services	5,224	6,901	10,830	14,865
Maintenance	10,668	9,175	21,099	19,074

Total revenues	22,039	26,966	45,048	54,378

Cost of revenues:
Software licensing	67	153	158	277
Services (exclusive of non-cash stock option re-pricing benefit of $0, $(36), $0 and $(246), respectively)	4,679	6,065	9,975	13,720
Maintenance (exclusive of non-cash stock option re-pricing benefit of $0, $(11), $0 and $(73), respectively)	1,654	1,993	3,313	4,009
Stock option re-pricing benefit	—	(47)	—	(319)
Amortization of intangibles	961	962	1,922	1,923

Total cost of revenues	7,361	9,126	15,368	19,610

Gross profit	14,678	17,840	29,680	34,768

Operating expenses:
Product development (exclusive of non-cash stock option re-pricing benefit of $0, $(33), $0 and $(222), respectively)	5,097	5,237	10,131	9,746
Selling and marketing (exclusive of non-cash stock option re-pricing benefit of $0, $(52), $0 and $(350), respectively)	7,420	11,893	15,732	23,844
General and administrative (exclusive of non-cash stock option re-pricing benefit of $0, $(24), $0 and $(176), respectively)	5,486	6,885	11,136	13,648
Stock option re-pricing benefit	—	(109)	—	(748)
Amortization of intangibles	201	200	401	505
Restructuring charge	4,839	1,308	5,106	1,063

Total operating expenses	23,043	25,414	42,506	48,058

Operating loss	(8,365)	(7,574)	(12,826)	(13,290)

Foreign currency exchange loss, net	(465)	(101)	(364)	(161)
Other expense, net	(229)	(75)	(450)	(142)

Loss before income taxes	(9,059)	(7,750)	(13,640)	(13,593)
Provision for/(benefit from) income taxes	151	524	(133)	794

Net loss	$(9,210)	$(8,274)	$(13,507)	$(14,387)

Net loss per share:
Basic and fully diluted	$(0.26)	$(0.24)	$(0.39)	$(0.43)

Weighted average shares outstanding:
Basic and fully diluted	35,205	33,866	35,071	33,721

See accompanying notes to consolidated condensed financial statements.

MERCATOR SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(13,507)	$(14,387)
Adjustment to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	4,243	4,701
Non-cash restructuring charges	1,529	—
Amortization of deferred compensation	—	82
Compensation related to modifications of fixed stock option awards	—	(109)
Employee stock option re-pricing (benefit)	—	(1,067)
(Benefits)/provisions for losses on accounts receivable	(184)	440
Disposals of furniture, fixtures and equipment	58	10
Deferred taxes	(454)	(675)
Changes in operating assets and liabilities:
Accounts receivable	7,241	8,484
Prepaid expenses and other current assets	(1,289)	(2,406)
Other assets	(112)	(109)
Accounts payable	(1,195)	(860)
Accrued expenses and other liabilities	(4,694)	3,332
Deferred revenue	(1,945)	(2,110)

Net cash (used) by operating activities	(10,309)	(4,674)

Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(846)	(1,505)
Restricted collateral deposits	—	2,888

Net cash (used) provided by investing activities	(846)	1,383

Cash flows from financing activities:
Private placement expenses	—	(173)
Debt agreement expenses	(49)	—
Principal payments under debt agreement	(1,250)	—
Insurance premium financing proceeds	1,598	1,523
Principal payments under insurance premium financing	(388)	(88)
Principal payments under capital leases	(281)	(292)
Proceeds from exercise of stock options	107	691
Proceeds from exercise of warrants	—	63
Proceeds from employee stock purchase plan	648	1,062

Net cash provided by financing activities	385	2,786

Effect of exchange rate changes on cash	541	(389)

Net change in cash	(10,229)	(894)
Cash at beginning of period	29,920	28,236

Cash at end of period	$19,691	$27,342

Supplemental information:
Cash paid for:
Interest	$358	$101
Income taxes	$321	$155
Non-cash investing and financing activities:
Acquisition of equipment under capital leases	$715	$159

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

Stock Based Compensation

The Company accounts for stock-based transactions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS No. 123, the Company has elected to measure stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and comply with the disclosure provisions of SFAS No. 123. Under the provisions of APB 25, no compensation cost for stock options is recognized for fixed stock option awards granted with an exercise price at or above the fair value of the underlying Common Stock on the date of the grant. For options granted with an exercise price less than fair value of the underlying Common Stock on the date of the grant, the related compensation expense is amortized on a straight-line basis over the vesting period. Had compensation expense for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net loss would have resulted in the pro forma amounts for each period indicated below (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(9,210)	$(8,274)	$(13,507)	$(14,387)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(778)	(1,630)	(1,859)	(6,081)

Pro forma net loss	$(9,988)	$(9,904)	$(15,366)	$(20,468)

Net loss per share:
Basic and diluted - as reported	$(0.26)	$(0.24)	$(0.39)	$(0.43)
Basic and diluted - pro forma	$(0.28)	$(0.29)	$(0.44)	$(0.61)

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The weighted average fair value of each option granted in the three months ended June 30, 2003 and 2002, was $1.53 and $2.99, respectively. The weighted average fair value of each option granted in the six months ended June 30, 2003 and 2002, was $1.09 and $5.92, respectively. These values are based on estimates on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk–free interest rate	2.46% to 3.03%	4.09% to 4.52%	2.62% to 3.19%	4.50% to 4.91%
Expected life in years	6	6	6	6
Expected volatility	51%	77%	85%	85%
Expected dividend yield	0%	0%	0%	0%

(2)	COMPREHENSIVE LOSS

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income” which requires the Company to report in its financial statements, in addition to its net income or loss, comprehensive income or loss, which includes all changes in equity during a period from non-owner sources. The Company’s total comprehensive loss consists of its net loss and foreign currency translation adjustments. Total comprehensive loss was ($8.9) million and ($8.2) million for the three months ended June 30, 2003 and 2002, respectively, and ($13.4) million and ($14.6) million for the six months ended June 30, 2003 and 2002, respectively.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred as opposed to recognition on the date an entity commits to an exit plan as previously required under EITF Issue No. 94-3. The Company adopted SFAS No. 146 for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not significantly impact the timing of recognition of restructuring charges.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(unaudited)

guarantee which is based on performance not price. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 9.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for an entity’s voluntary change to the fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures and specifies the form, content and location of those disclosures in both annual and interim financial statements regarding the method of accounting used for stock-based employee compensation and its effect on reported results. This Statement is effective for fiscal years ending after December 15, 2002. As the Company continues to account for employee stock-based compensation under APB 25, “Accounting for Stock Issued to Employees”, and the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 during the three months ended June 30, 2003, the adoption of SFAS No. 148 did not impact the Company’s financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition will be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s financial position or results of operations.

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to the financial statements of Mercator.

(4)	RESTRUCTURING CHARGE

In the second quarter of 2003, the Company ceased use of a portion of its UK facility and accordingly recorded a $2.8 million restructuring charge for leased space net of estimated sublease recoveries and a $0.4 million charge for abandoned assets. In June 2003, due to continued weakness in the commercial real estate market, the Company made the decision that it would move into a portion of its vacant office space in Wilton, CT by January 31, 2004 as its current headquarters lease expires in January 2004. As the Company had previously recorded a restructuring charge for this portion of the vacant office space, it recorded a reversal of $2.3 million in the second quarter of 2003. The Company also recorded an additional restructuring charge of $2.8 million for the balance of the Wilton, CT space based on revised estimates of the timing and amount of future anticipated sublease income due to weakness in the market. Additionally, in the second quarter of 2003, the Company recorded $1.4 million in restructuring charges for revised sublease estimates, lease buyouts and abandoned asset write-offs for other office space in connection with previously announced restructuring activities, and reversals of $0.3 million for various severance and lease accruals.

Restructuring accruals established by the Company, and subsequent charges related thereto, are summarized as follows (in thousands) for the six months ended June 30, 2003:

	Balance January 1, 2003	Additions	Utilization	Reversals	Balance June 30, 2003
Charges for leased space no longer required (net of estimated sublease recoveries)	$9,053	$6,115	$(1,568)	$(2,476)	$11,124
Fixed asset write-offs	—	1,479	(1,479)	—	—
Severance related charges	1,808	86	(1,486)	(148)	260
Other	—	50	(50)	—	—

Totals	$10,861	$7,730	$(4,583)	$(2,624)	$11,384

Less: Current portion					$3,187

Long-term portion					$8,197

(5)	GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The total carrying amount of goodwill (all related to the Braid acquisition), which is the Company’s only intangible asset not subject to amortization, is $44.0 million at June 30, 2003 and December 31, 2002.

(b) Intangibles subject to amortization

The components of the Company’s intangible assets subject to amortization are as follows:

	At June 30, 2003		At December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Purchased technology	$19,226	$(16,662)	$19,226	$(14,740)
Customer list	4,008	(3,474)	4,008	(3,073)

Total	$23,234	$(20,136)	$23,234	$(17,813)

All of these intangibles were acquired in conjunction with the Braid acquisition in March 1999.

The weighted-average remaining amortization periods as of June 30, 2003 are as follows: Purchased technology – 0.7 years; Customer list – 0.7 years; and in total – 0.7 years.

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Consolidated amortization expense related to the intangible assets was $1.2 million for the three months ended June 30, 2003 and 2002, and $2.3 million and $2.4 million for the six months ended June 30, 2003 and 2002, respectively. Amortization expense is expected to be $4.6 million and $0.8 million for the years ended December 31, 2003 and 2004, respectively. These intangible assets are expected to be fully amortized by February 29, 2004.

(6)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Included in accrued expenses and other current liabilities are compensation costs (regular payroll, commissions, bonuses, health insurance, profit sharing, and other withholdings) and related payroll taxes of $5.2 million and $8.8 million as of June 30, 2003 and December 31, 2002, respectively. Also included are accrued legal fee and settlement costs of $0.9 million and $1.3 million as of June 30, 2003 and December 31, 2002, respectively. Additionally, the current portion of restructuring accruals of $3.2 million and $5.7 million are included as of June 30, 2003 and December 31, 2002, respectively (see Note 4).

(7)	DEBT

The Company’s debt obligations consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Current portion:
Wells Fargo Foothill term loan	$2,500	$2,500
Insurance premiums financing	1,539	329
Capital lease obligations	532	439

	4,571	3,268

Long-term portion:
Wells Fargo Foothill term loan	6,250	7,500
Capital lease obligations	777	428

	7,027	7,928

Total	$11,598	$11,196

On December 24, 2002, Mercator Software, Inc. (“Parent”) and its wholly-owned subsidiary, Mercator Software Limited (“Mercator-UK”), entered into a Loan and Security Agreement (the “Loan Agreement”) and related agreements with Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) (“Wells Fargo Foothill”). The Loan Agreement establishes a three-year term loan and revolving credit facility (the “Credit Facility”) in the aggregate principal amount of $20.0 million. Pursuant to the Loan Agreement, Parent and Mercator-UK, as the two initial borrowers under the Credit Facility, may borrow, repay and re-borrow from time to time, on a joint and several basis, revolving credit loans up to an aggregate principal amount at any one time outstanding of $20.0 million. The actual amount permitted to be borrowed is limited by a borrowing base, and in no event may all outstanding revolving credit loans, when aggregated with outstanding letters of credit and the term loan then outstanding, exceed $20.0 million. The Loan Agreement provides for up to an aggregate of $5.0 million in availability under the $20.0 million revolving credit facility to be used for letters of credit.

As of June 30, 2003, the Company had $8.8 million outstanding under the term loan facility, and one letter of credit was issued in the face amount of approximately $2.5 million. In addition to the term loan and outstanding letter of credit, the remaining amount available under the credit facility was $1.5 million as of June 30, 2003.

The outstanding term loan is repayable in equal monthly installments of approximately $0.2 million, with the balance of $2.5 million due on the scheduled maturity date of December 24, 2005. In addition, the term loan must be prepaid to the extent such loan is in excess of an amount calculated as 45% of the net orderly liquidation value of recurring maintenance revenues, as defined in the Loan Agreement.

Effective April 28, 2003, the Company and Wells Fargo Foothill entered into a First Amendment to, and Consent and Waiver under the Loan Agreement (the “First Amendment”). In connection with the First Amendment, Wells Fargo Foothill agreed to modify the computation of EBITDA under the Loan Agreement to exclude certain restructuring charges subject to Wells Fargo Foothill’s review and approval of such amounts, intangible and fixed asset impairment charges, non-cash stock

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(unaudited)

option re-pricing charges or benefits and non-cash charges related to foreign currency fluctuations on intercompany balances. The First Amendment also provided for Wells Fargo Foothill’s consent to the sublease of certain office space, furniture and equipment in Bannockburn, IL and the leasing of certain office space in Schaumberg, IL. Effective July 18, 2003, the Company and Wells Fargo Foothill entered into a Second Amendment to, and Waiver under the Loan Agreement, to extend the period of time in which the Company had to enter into cash management agreements with respect to certain accounts to August 15, 2003, and to change certain defined terms. The Company completed these cash management agreements on July 24, 2003. Except for the waiver for the cash management agreements, the Company was in compliance with all of the other covenants of the Loan Agreement as of June 30, 2003.

The Loan Agreement requires, among other things, that the Company maintain a consolidated minimum EBITDA (as defined in the Loan Agreement, as amended), measured monthly for the preceding 12 months (except that periods prior to 2003 are excluded). Effective July 31, 2003, the Company and Wells Fargo Foothill entered into a Third Amendment to the Loan Agreement (the “Third Amendment”) to reduce the EBITDA covenant levels applicable for the monthly measurements through November 2003, from ($8,000,000) (note that bracketed amounts denote losses) through September 30, 2003 and ($6,000,000) through November 30, 2003, to ($10,000,000) through November 30, 2003. Thereafter, the consolidated minimum EBITDA levels established under the pre-existing Loan Agreement continue to apply, as follows (note that bracketed amounts denote losses): December 2003 through February 29, 2004 – ($6,000,000); March through May 31, 2004 – ($5,000,000); June through August 31, 2004 – ($3,000,000); September through November 30, 2004 – ($0); December 2004 – $3,325,000; and thereafter amounts are to be determined by Wells Fargo Foothill based on Company projections (and shall be $3,325,000 absent agreement between Wells Fargo Foothill and the Company). The Loan Agreement also requires that (i) the borrowers maintain recurring maintenance revenues, measured monthly for the preceding five months, of not less than $10.0 million; and (ii) the Company’s capital expenditures not exceed $2.5 million in 2003, $5.0 million in 2004 and an amount to be mutually agreed upon for 2005 ($5.0 million absent such agreement). In addition, the Loan Agreement and related loan documents contain numerous other affirmative and negative covenants, as well as numerous events of default.

In April and June 2003, in connection with the renewal of certain insurance policies, the Company financed through two separate loans with separate lenders, a portion of certain of its annual insurance premium amounts. The first loan was for approximately $0.3 million with interest at an annual percentage rate of 6.5%, and is payable in equal monthly installments through January 2004. The second loan was for approximately $1.3 million, with interest at an annual percentage rate of 3.25%, and is payable in equal monthly installments through February 2004.

(8)	STOCK ACTIVITIES

Effective October 15, 2002, the Company settled a dispute with a private equity firm relating to break-up fee provisions and reimbursements for out-of-pocket expenses with respect to a proposed investment in the Company, pursuant to which the Company granted a warrant to purchase 105,000 shares of Common Stock at $3.37 per share. The warrant is exercisable for a term of seven years from the date of the settlement. In addition, the private equity firm has the right to surrender the warrant in exchange for payment of $500,000 by the Company for a period of seven business days following the third anniversary of the settlement date (the “Put Exercise Period”), except that such right expires prior to the Put Exercise Period upon the earlier of certain events. As of June 30, 2003 and December 31, 2002, the fair value of the warrant is $0.4 million, and is included in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets.

For the three months ended June 30, 2003 and 2002, the Company granted 51,500 and 1,041,537, respectively, of stock options. For the six months ended June 30, 2003 and 2002, the Company granted 753,850 and 2,727,387, respectively, of stock options. The exercise prices of these stock options equaled the fair value of the underlying Common Stock on the date of grant.

Subsequent to June 30, 2003 and through August 8, 2003, the Company granted 100,000 options to employees to purchase shares of the Company’s Common Stock under the Equity Incentive Stock Option Plan (“EIP”). The exercise prices were equal to fair market value at the date of grant.

During November 2000, the Company’s Board of Directors approved an offer to exchange a portion of the September 2000 option grant, of which 615,465 options were exchanged for an equal amount of options priced at the market price of $5.063 per option. The new options vested quarterly over a twelve-month period and expire on November 2, 2003. According to FIN 44, “Accounting for Certain Transactions Involving Stock Compensation”, if the exercise price of a fixed stock option award is reduced, the award shall be accounted for as variable from the date of the modification to the date the

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(unaudited)

award is exercised, is forfeited, or expires unexercised. In accordance with FIN 44 and FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, the Company recorded a variable non-cash compensation benefit of $0.2 million and $1.1 million for the three and six months ended June 30, 2002, respectively, as a result of the reduction in the Company’s stock price during that period. For the three and six months ended June 30, 2003, the Company recorded no stock option re-pricing charge or benefit. As of June 30, 2003, 183,257 of these re-priced options were outstanding.

During the six months ended June 30, 2003 and 2002, 600,600 and 536,283 shares were purchased by employees under the Company’s Employee Stock Purchase Plan (“ESPP”), respectively, all of which occurred in the first quarter.

On July 31, 2003, eligible employees purchased 578,059 shares of the Company’s Common Stock under the ESPP. These shares were acquired through payroll deductions at either $1.08 or $1.30 per share, which represented 85% of the fair market value of those shares on the applicable offering dates.

(9)	COMMITMENTS AND CONTINGENCIES

On October 25, 2002, a shareholder derivative action was filed in Connecticut Superior Court, naming as defendants the Company, Ira Gerard, and directors Constance Galley, James Schadt, Dennis Sisco, and Ernest Keet. The complaint in the derivative action alleges, among other things, that the defendants made material misrepresentations and omissions to the investing public during the period from April 20, 2000 through August 21, 2000, and asserts claims for breaches of fiduciary duty, gross negligence, breach of contract and seeks an unspecified award of damages as well as plaintiffs costs and attorney fees. The facts alleged in the derivative action are virtually identical to the allegations in the consolidated shareholder class action that had been settled in 2002. On June 27, 2003, the Company entered into a stipulation of settlement to settle this litigation. Pursuant to this stipulation, the Company has agreed to adopt specific amendments to its Audit Committee Charter as well as Board orientation materials, and to keep them in effect, in substantially similar form, except as otherwise required by law, for a period of three years. Additionally, the Company’s directors and officers liability insurance carrier has agreed to pay Plaintiffs’ Counsel attorneys’ fees and expenses of $150,000. A hearing for final court approval is scheduled for September 2, 2003.

The Company is currently undergoing payroll and sales tax audits in certain foreign and U.S. jurisdictions. There can be no guarantee as to the ultimate outcome of these audits. However, the ultimate outcome of these audits is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company also has other litigation of a nature considered normal to its business which is pending against the Company. As of June 30, 2003, the Company has accrued approximately $0.3 million, excluding certain settlement amounts related to previously settled litigation, and after considering any insurance recoveries, for the aggregate amount of the other contingencies described above.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification obligations are accounted for in accordance with SFAS No. 5. For the three and six months ended June 30, 2003 and 2002, no claims were made under these indemnity provisions.

The Company typically provides its customers a warranty on its software products for a period of thirty (30) to ninety (90) days except in those jurisdictions where a longer period is mandated by law. Such warranties are accounted for in accordance with SFAS No. 5. To date, the Company has not incurred significant costs related to warranty obligations.

From time to time, the Company may provide guarantees to third parties on behalf of a foreign subsidiary. These guarantees are generally related to maintaining operations in a certain locality or to secure leases or other operating obligations of a subsidiary.

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(unaudited)

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

The Company operates within one reportable segment. Information about the Company’s operations within different geographic regions (Americas – North, Central and South America; EMEA – Europe, Middle East and Africa; and APAC – Asia Pacific) is set forth below. Revenues are primarily assigned to the geographic region in which the contract is signed.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Revenues:
Americas	$13,240	$16,215	$25,472	$32,348
EMEA	7,875	8,450	15,998	17,925
APAC	924	2,301	3,578	4,105

Total	$22,039	$26,966	$45,048	$54,378

	June 30, 2003	December 31, 2002
	(In thousands)
Long-lived assets:
Americas (including Corporate)	$5,620	$6,308
EMEA	48,693	51,737
APAC	216	501

Total	$54,529	$58,546

Revenues for the United Kingdom, which are included in EMEA revenues, were $4.4 million for the three months ended June 30, 2003 and 2002, and $9.3 million and $9.4 million for the six months ended June 30, 2003 and 2002, respectively. Long-lived assets for the United Kingdom were $48.4 million and $51.3 million at June 30, 2003 and December 31, 2002, respectively.

The Company had no sales to any one customer in excess of 10% of total net revenues for the three and six months ended June 30, 2003 and 2002.

(11)	SUBSEQUENT MERGER AGREEMENT

On August 2, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Mercator, Ascential Software Corporation, a global provider of enterprise data integration software (“Ascential”), and Greek Acquisition Corporation, a wholly-owned subsidiary of Ascential (“Purchaser”), pursuant to which Purchaser has offered to purchase all of the outstanding shares of Mercator’s common stock (the “Mercator Shares”) at a price per share of $3.00, net to stockholders in cash without interest thereon (the “Offer Price”), upon the terms and subject to the conditions set forth in an Offer to Purchase and related Letter of Transmittal (which together with any amendments or supplements thereto will constitute the “Offer”) that has been distributed to Mercator’s stockholders. The Offer, which is subject to extension as set forth below, is scheduled to expire on September 8, 2003.

The Merger Agreement provides that, subject to certain exceptions, following satisfaction or waiver of the conditions of the Offer, Purchaser will purchase all of the outstanding Mercator Shares validly tendered pursuant to the Offer and not withdrawn. The Offer is subject to certain conditions, including, among others, the receipt of at least 51% of the outstanding Mercator Shares, on a fully diluted basis (i.e., assuming the exercise of all outstanding options and warrants), and the receipt of required regulatory approvals. In the event the conditions to the Offer are not satisfied, Purchaser may, on three occasions, extend the Offer without Mercator’s consent for up to ten business days on each such occasion. In the event that the conditions to the Offer are satisfied but the number of Mercator Shares tendered is less than 90% of the outstanding Mercator Shares on a fully diluted basis, then Purchaser may extend the Offer for not more than ten business days, provided that Purchaser may not so extend the Offer beyond September 15, 2003.

MERCATOR SOFTWARE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Pursuant to the Merger Agreement, following consummation of the Offer, Purchaser will merge (the “Merger”) with and into the Company, and all of the Company’s stockholders (other than the Company, Ascential or Purchaser, their respective subsidiaries, and stockholders who perfect their dissenters’ rights under Delaware law) will receive, for each Mercator Share then held by them, $3.00 per share in cash, without interest. The Merger is subject to, among other things, consummation of the Offer and regulatory approval.

The Merger Agreement may be terminated and the Offer and the Merger may be abandoned in certain circumstances. If the Merger Agreement is terminated under certain circumstances, including the following, the Company will be required to pay Ascential a termination fee of $4.0 million and Ascential’s expenses up to $1.5 million within two business days of the occurrence of such events:

•	If the Offer is not consummated by November 15, 2003 or is terminated or expires in accordance with its terms because as a result of a willful breach by Mercator either:

—	Mercator’s representations and warranties shall, when read without qualification as to knowledge or materiality, fail to be true and correct in all respects, except where the failure of all of Mercator’s representations and warranties to be so true and correct would not result in a material adverse effect on Mercator; or

—	it shall breach in any material respect any of its covenants and agreements in the Merger Agreement;

•	Ascential terminates the Merger Agreement following certain “triggering events” set forth in the Merger Agreement relating to third party proposals; or

•	Mercator terminates the Merger Agreement and enters into a definitive agreement for a superior proposal.

In addition, if Ascential terminates the Merger Agreement following certain other events, including

•	if the conditions to the Offer are not satisfied and a third party has either purchased more than 15% of Mercator Shares or otherwise announced an “alternative proposal”; or

•	after Mercator furnishes information to a third party in response to an “alternative proposal”

and, following either such termination, Mercator completes a transaction with a third party within 12 months following the date of termination, then Mercator must pay the termination fee and Ascential’s expenses within two business days of the date of the consummation of such alternative transaction.

In connection with the Offer and the Merger, Ascential, Purchaser and the directors, executive officers and officers of Mercator identified therein entered into a Stock Tender Agreement (the “Stock Tender Agreement”) that provides, among other things, for the tender by such individuals of their Mercator Shares pursuant to the Offer. Additionally, pursuant to the Stock Tender Agreement, each such individual has granted: (i) to officers of Purchaser, an irrevocable proxy to vote their Mercator Shares in favor of the Merger and the Merger Agreement and against any action or agreement that is contrary to the Merger Agreement, any extraordinary corporate transaction, any sale of material assets, any material change in capitalization, corporate structure or business, and any other action that could impede the Merger; and (ii) to Purchaser an option to purchase such individual’s Mercator Shares in the event such individual fails to comply with the terms of the Stock Tender Agreement or withdraws such individual’s tender.

As of July 31, 2003, Mercator’s directors and executive officers owned an aggregate of 2,107,706 Mercator Shares representing approximately 6% of the then currently outstanding Mercator Shares, and beneficially owned (determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) an aggregate of 5,952,837 Mercator Shares, representing approximately 15.7% of Mercator’s shares assuming the exercise of all of their options that are exercisable within 60 days of August 1, 2003.

In connection with the Offer and the Merger, Ascential, Purchaser and Mercator have entered into a Common Stock Option Agreement (the “Option Agreement”) under which Mercator has granted Purchaser an option to purchase from Mercator not more than 19.99% of the then outstanding Mercator Shares, at a price per Mercator Share equal to the Offer Price. This option is exercisable by Purchaser only after the acceptance of and payment for Mercator Shares pursuant to the Offer, and it is also conditioned upon Purchaser owning at least 90% of the outstanding Mercator Shares immediately following the exercise of the option. The exercise price of such option will be payable partially in cash and partially through the issuance of a non-interest bearing unsecured demand note guaranteed by Ascential (the “Note”). The cash portion shall be equal to the product of (i) the number of Mercator Shares purchased pursuant to such option multiplied by (ii) the par value per Mercator Share, and the balance of the exercise price will be paid by delivery of the Note to Mercator.

Subsequent to June 30, 2003, the Company has incurred approximately $0.6 million of legal and other professional fees in connection with the Ascential transaction. Also, the Company will owe J.P. Morgan Securities Inc. a fee of approximately $2.0 million upon consummation of the Ascential transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations that are considered forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Sometimes these statements will contain words such as “believes”, “expects”, “intends”, “plans” and other similar words. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements reflect our current views which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below and have discussed elsewhere in this report some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	general economic conditions;

•	competition from others;

•	our inability to develop and release new products or product enhancements;

•	risks in international operations;

•	seasonal fluctuations in our revenues or results of operations; and

•	other risk factors set forth under “Factors That May Affect Future Results”.

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

Our products can be used by information technology professionals, as well as used and marketed by value-added resellers, application software and server companies, independent software vendors, systems integrator partners or other third party technology partners who co-sell, resell, embed or otherwise bundle our products with their products. License fee revenues are derived from direct licensing of software products through our direct sales force and indirectly through strategic partners, which include systems integrators, application software and server companies and technology partners. Sales influenced by strategic partners accounted for 64% and 33% of license revenues for the three months ended June 30, 2003 and 2002, respectively, and 64% and 27% of license revenues for the six months ended June 30, 2003 and 2002, respectively. International revenues accounted for 40% of total revenues for the three months ended June 30, 2003 and 2002, and 43% and 41% of total revenues for the six months ended June 30, 2003 and 2002, respectively.

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

Valuation of Goodwill and Long-Lived Assets. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which we adopted effective January 1, 2002, goodwill is no longer amortized, but instead it is tested for impairment at least annually. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the second step of the impairment test is required to be performed. In the second step, companies are required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. At June 30, 2003 and December 31, 2002, we had goodwill on our Consolidated Balance Sheet, net of accumulated amortization, totaling $44.0 million. Should we experience reductions in revenues and cash flows because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of goodwill and would be required to record a charge for impairment.

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which we adopted effective January 1, 2002, we review long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that an intangible or long-lived asset should be evaluated for possible impairment, an estimate of the related asset’s undiscounted future cash flows over the remaining life of the asset will be made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. At June 30, 2003 and December 31, 2002, the Company had long-lived assets consisting of furniture, fixtures and equipment and intangibles (excluding goodwill) in the Consolidated Balance Sheet, net of accumulated amortization and depreciation, totaling $10.6 million and $14.6 million, respectively. Should we experience reductions in revenues and cash flows because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record an impairment charge at that time.

Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future. As of June 30, 2003 and December 31, 2002, we had valuation allowances of $53.4 million and $51.4 million, against $53.5 million and $51.5 million, respectively, of gross deferred tax assets.

Legal Contingencies. Our policy is to accrue for an estimated loss from legal contingencies if both of the following conditions are met: (1) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred or an asset had been impaired at the date of the financial statements; and (2) the amount of loss can be reasonably estimated. When there is no best point estimate of the loss and only a range of loss is available, we accrue to the low end of the range. We have certain significant legal and other contingencies as well as other litigation of a nature considered normal to our business which are pending against us. As of June 30, 2003, we have accrued approximately $0.3 million after considering any insurance recoveries for the aggregate amount of such contingencies. Should our actual payments resulting from the resolution of these contingencies differ from amounts accrued, we could incur additional expense in future periods. (See Note 9 of Notes to Consolidated Condensed Financial Statements.)

Restructuring Reserves. We incurred net restructuring charges for the six months ended June 30, 2003 of $5.1 million and during the years ended December 31, 2002 and 2001 totaling $10.9 million and $8.1 million, respectively as a result of reductions in our global workforce and decisions to discontinue use of certain leased office space. Certain assumptions went into the estimate of sublease income expected to be derived from certain idle facilities, as well as the timing of such sublease income. Should we negotiate more favorable subleases or reach a settlement with our landlords to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease costs, in excess of sublease income, if any, related to these facilities exceed our estimates, we could incur additional expense in future periods. At June 30, 2003, the restructuring liabilities that remain total approximately $11.4 million on our Consolidated Balance Sheet, which consists of approximately $11.1 million for estimated future payments for rent and related expenses in excess of anticipated sublease income, and approximately $0.3 million for future personnel related severance costs. (See

Note 4 of Notes to Consolidated Condensed Financial Statements.)

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from our statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Software licensing	27.9%	40.4%	29.1%	37.6%
Services	23.7	25.6	24.0	27.3
Maintenance	48.4	34.0	46.9	35.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Software licensing	0.3	0.6	0.3	0.5
Services	21.2	22.5	22.1	25.2
Maintenance	7.5	7.4	7.4	7.4
Stock option re-pricing benefit	—	(0.2)	—	(0.6)
Amortization of intangibles	4.4	3.5	4.3	3.6

Total cost of revenues	33.4	33.8	34.1	36.1

Gross profit	66.6	66.2	65.9	63.9

Operating expenses:
Product development	23.1	19.4	22.5	17.9
Selling and marketing	33.7	44.1	34.9	43.9
General and administrative	24.9	25.5	24.7	25.1
Stock option re-pricing benefit	—	(0.4)	—	(1.4)
Amortization of intangibles	0.9	0.8	0.9	0.9
Restructuring charge	22.0	4.9	11.4	1.9

Total operating expenses	104.6	94.3	94.4	88.3

Operating loss	(38.0)	(28.1)	(28.5)	(24.4)
Foreign currency exchange loss, net	(2.1)	(0.3)	(0.8)	(0.3)
Other expense, net	(1.0)	(0.3)	(1.0)	(0.3)

Loss before income taxes	(41.1)	(28.7)	(30.3)	(25.0)
Provision for/(benefit from) income taxes	0.7	2.0	(0.3)	1.5

Net loss	(41.8)%	(30.7)%	(30.0)%	(26.5)%

The Quarter Ended June 30, 2003 Compared with The Quarter Ended June 30, 2002

During the three months ended June 30, 2003, we incurred a net loss of $9.2 million compared to a net loss of $8.3 million for the three months ended June 30, 2002. Our operating loss was $8.4 million versus $7.6 million for the three months ended June 30, 2003 and 2002, respectively. Gross profit decreased from $17.8 million for the three months ended June 30, 2002 to $14.7 million for the three months ended June 30, 2003. Product development expenses decreased by $0.1 million, selling and marketing expenses decreased by $4.5 million and general and administrative expenses decreased by $1.4 million from the three months ended June 30, 2002 to the three months ended June 30, 2003.

Revenues

Total Revenues. Our revenues are derived principally from three sources: (i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. Total revenues decreased 18% from $27.0 million for the three months ended June 30, 2002 to $22.0 million for the three months ended June 30, 2003. This decrease resulted from decreased license and services revenues partially offset by increased maintenance revenues.

Software Licensing. Total software licensing revenues decreased 44% from $10.9 million for the three months ended June 30, 2002 to $6.1 million for the three months ended June 30, 2003 as a result of continued weakness in information technology spending and phased purchasing by customers choosing to buy software in smaller increments rather than large strategic purchases. For the three months ended June 30, 2002 as compared to the same period in 2003 we experienced a 47% decrease in the number of license contracts exceeding $100,000 and an 8% decrease in the average size of such contracts. Americas’ (North, Central and South America) software licensing revenues decreased 50% from $7.3 million to $3.7 million, EMEA (Europe, Middle East and Africa) software licensing revenues increased 11% from $2.1 million to $2.4 million and APAC (Asia Pacific) software licensing revenues decreased 94% from $1.4 million to $0.1 million.

Services. Total services revenues decreased 24% from $6.9 million for the three months ended June 30, 2002 to $5.2 million for the three months ended June 30, 2003 due to the continued weakness in information technology spending, the conclusion of a major consulting engagement in the second quarter of 2002 that commenced in late 2001, as well as our decision to transition certain consulting engagements to our strategic partners as the Company focuses on the distribution of its solutions through indirect sales channels. In addition, lower license revenues generally translate into reduced future service opportunities. Americas’ services revenues remained constant at $3.3 million, EMEA services revenues decreased 47% from $3.3 million to $1.7 million and APAC services revenues decreased 39% from $0.4 million to $0.2 million.

Maintenance. Total maintenance revenues increased 16% from $9.2 million for the three months ended June 30, 2002 to $10.7 million for the three months ended June 30, 2003 due primarily to the cumulative increase in licensing and related maintenance contracts to our worldwide customer base, combined with a significant portion of our worldwide customer base continuing to renew their maintenance contracts with Mercator. These factors offset the lower first year maintenance revenue generated as a result of lower license revenues. Americas’ maintenance revenues increased 12% from $5.6 million to $6.3 million, EMEA maintenance revenues increased 24% from $3.0 million to $3.8 million and APAC maintenance revenues increased 15% from $0.5 million to $0.6 million.

Cost of Revenues

Total Cost of Revenues. Cost of software licensing revenues consists primarily of CD-ROMs, manuals, distribution costs and the royalty costs of third-party software embedded in our product. Cost of services consists primarily of personnel-related and travel costs in providing consulting and training to customers. Cost of maintenance revenues consists primarily of personnel-related and occupancy costs in providing maintenance and technical support to customers. The non-cash stock option re-pricing benefit relates to the November 2000 re-pricing of certain options previously granted to certain service and maintenance personnel as described below. The amortization expense relates to certain purchased intangible technology assets in connection with the Braid acquisition in 1999 as described below. Total costs of revenues decreased 19% from $9.1 million for the three months ended June 30, 2002 to $7.4 million for the three months ended June 30, 2003 primarily due to reductions in services and maintenance personnel, partially offset by a non-cash stock option re-pricing benefit in 2002 as compared to no charge or benefit in 2003.

Gross margin on software licensing revenues is higher than gross margins on services and maintenance revenues reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing consulting and training services, maintenance and technical support. Cost of services also varies based upon the mix of consulting and training services. Total gross margins were essentially unchanged at 67% for the three months ended June 30, 2003 as compared to 66% for the three months ended June 30, 2002.

Cost of Software Licensing. Total software licensing costs decreased slightly to $0.1 million for the three months ended June 30, 2003 from $0.2 million for the three months ended June 30, 2002. Software licensing gross margin remained constant at 99% for the three months ended June 30, 2003 and 2002.

Cost of Services exclusive of Non-Cash Stock Option Re-Pricing Benefit. Total services costs decreased 23% from $6.1 million for the three months ended June 30, 2002 to $4.7 million for the three months ended June 30, 2003 primarily due to decreases in compensation as a result of headcount reductions and related decreases in travel and occupancy expenses. Total services gross margin decreased slightly from 12% for the three months ended June 30, 2002 to 10% for the three months ended June 30, 2003.

Cost of Maintenance exclusive of Non-Cash Stock Option Re-Pricing Benefit. Total maintenance costs decreased 17% from $2.0 million for the three months ended June 30, 2002 to $1.7 million for the three months ended June 30, 2003 primarily due to severance costs incurred in the three months ended June 30, 2002. Total maintenance gross margin increased from 78% for the three months ended June 30, 2002 to 85% for the three months ended June 30, 2003.

Stock Option Re-Pricing Benefit. In November 2000, our Board of Directors approved the exchange of 615,465 options granted in September 2000 for an equal amount of options (the replacement options) priced at the then current market price of $5.06 per share. As this was a reduction in the exercise prices of fixed stock option awards, the replacement options are subject to variable accounting from the date of modification to the date on which the awards are exercised, forfeited, or expire unexercised in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation” and FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. At June 30, 2003, 183,257 re-priced options were outstanding and we recorded no charge or benefit for the three months ended June 30, 2003. We recorded a small variable non-cash compensation benefit for the three months ended June 30, 2002 for such re-priced options granted to personnel generating services and maintenance revenues. We also recorded a variable non-cash compensation benefit of $0.1 million for the three months ended June 30, 2002 for the re-priced options related to operating personnel (see below).

Amortization of Intangibles. Amortization of purchased technology intangible assets remained constant at $1.0 million for the three months ended June 30, 2003 and 2002. The expense is related to the Braid business combination completed in 1999, which was accounted for using the purchase method of accounting. We had net purchased technology intangibles of $2.6 million and $4.5 million at June 30, 2003 and December 31, 2002, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold”, amortization relating to capitalized software costs has been charged to cost of revenues, and amortization relating to other intangible assets is being classified as a component of operating expenses.

Operating Expenses

Total Operating Expenses. Total operating expenses decreased 9% from $25.4 million for the three months ended June 30, 2002 to $23.0 million for the three months ended June 30, 2003. This decrease was attributable to (i) a net $4.5 million decrease in selling and marketing expenses primarily resulting from reductions in staff and related expenses initiated as part of our fiscal 2002 restructuring activities; (ii) a net $1.4 million reduction in general and administrative expenses (see below); (iii) a net $0.1 million decrease in product development costs; offset by (iv) a $0.1 million non-cash stock option re-pricing benefit for the three months ended June 30, 2002, as compared to no charge or benefit for the three months ended June 30, 2003; and (v) a $4.8 million net restructuring charge recorded for the three months ended June 30, 2003 as compared to a $1.3 million net restructuring charge for the three months ended June 30, 2002.

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

Product development expenses decreased slightly from $5.2 million for the three months ended June 30, 2002 to $5.1 million for the three months ended June 30, 2003.

Selling and Marketing exclusive of Non-Cash Stock Option Re-Pricing Benefit. Selling and marketing expenses consist of sales and marketing personnel costs, including sales commissions, third party commissions, recruiting, travel, advertising, public relations, seminars, trade shows, product literature, and allocated facilities and communications costs.

Selling and marketing expenses decreased 38% from $11.9 million for the three months ended June 30, 2002 to $7.4 million for the three months ended June 30, 2003. This decrease was primarily due to sales staff reductions as a result of the shift in our sales strategy from increasing the number of sales personnel to relying more heavily on systems integrators, application software and server companies and technology partners who co-sell, resell, embed or bundle our software and solutions, and lower comparative period revenues. Our compensation costs decreased by approximately $3.1 million, and we significantly reduced spending for consulting, recruiting and travel. Third party commissions also decreased due to the decrease in license revenues.

General and Administrative exclusive of Non-Cash Stock Option Re-Pricing Benefit. General and administrative expenses consist primarily of salaries, recruiting, and other personnel related expenses for our administrative, executive, and finance personnel as well as outside legal, consulting, tax services and audit fees.

General and administrative expenses decreased 20% from $6.9 million for the three months ended June 30, 2002 to $5.5 million for the three months ended June 30, 2003. In the second quarter of 2003, we incurred $0.7 million of non-recurring costs in connection with the settlement of a proxy contest. Excluding these proxy costs, our general and administrative expenses decreased $2.1 million, primarily due to reductions in headcount and related compensation, occupancy and travel, as well as a reduction in bad debt expense of approximately $0.4 million.

Stock Option Re-Pricing Benefit. As discussed above, we recorded a variable non-cash compensation benefit of $0.1 million for the three months ended June 30, 2002 related to the re-pricing of certain fixed stock option awards previously granted to certain product development, sales and marketing and general and administrative employees in November of 2000. There was no stock option re-pricing charge or benefit for the three months ended June 30, 2003.

Amortization of Intangibles. Amortization of intangible assets remained constant at $0.2 million for the three months ended June 30, 2002 and June 30, 2003. This expense is related to the Braid acquisition completed in 1999, which was accounted for using the purchase method of accounting. We had net operating intangible assets of $0.5 million and $0.9 million at June 30, 2003 and December 31, 2002, respectively.

Restructuring Charge. The net restructuring charge of $4.8 million for the three months ended June 30, 2003 consists of (i) $3.0 million of additional accruals for unoccupied lease space primarily related to our unoccupied space in Wilton, CT based on revised estimates for the commencement of future possible sublease activities; (ii) a $2.8 million accrual due to our vacating of certain space in our London, UK office; (iii) lease buyouts in other international locations of $0.1 million; and (iv) $1.5 million in fixed asset write-offs related to excess office space. These charges were offset by the reversal of a $2.3 million accrual as we determined in the second quarter of 2003 that due to continued weakness in the commercial real estate market, that we would occupy a portion of the vacant office space in Wilton, CT as our current headquarters lease expires in January 2004. In addition, we reversed $0.3 million of severance and other lease accruals. The restructuring charge of $1.3 million for the three months ended June 30, 2002 consisted of $1.4 million of additional accruals for unoccupied lease space based on revised estimates for the commencement of future possible sublease activities, partially offset by $0.1 million in reversals of severance accruals. At June 30, 2003, $3.2 million of the unpaid restructuring charge was included in accrued expenses and other current liabilities and $8.2 million was included in other long-term liabilities. At December 31, 2002, $5.7 million of the unpaid restructuring charge was included in accrued expenses and other current liabilities and $5.1 million was included in other long-term liabilities.

Foreign Currency Exchange Loss, Net

Foreign currency exchange loss, net increased from $0.1 million for the three months ended June 30, 2002 to $0.5 million for the three months ended June 30, 2003, primarily as a result of certain intercompany transactions denominated in British pound sterling, which have not been settled and which gave rise to a loss as a result of the strengthening of the British pound as compared to the U.S. dollar in the three months ended June 30, 2003.

Other Expense, Net

Other expense, net represents borrowing costs related to contractual obligations, offset by interest income earned on cash and marketable securities balances and term license contracts.

Other expense, net was $0.2 million for the three months ended June 30, 2003 as compared to $0.1 million for the three months ended June 30, 2002 primarily due to interest and fees incurred in connection with our credit facility with Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) (“Wells Fargo Foothill”).

Income Taxes

The provision for income taxes was $0.2 million for the three months ended June 30, 2003 as compared to $0.5 million for the three months ended June 30, 2002. Our effective tax rate for the three months ended June 30, 2003 is 1.7%, compared to an effective tax rate of 6.8% for the three months ended June 30, 2002. The difference between the income tax provision for the three months ended June 30, 2003 and the expected statutory tax benefit of 34% is primarily due to our recording a full valuation allowance against our current year losses and the impact of foreign operations. The difference between the income tax provision for the three months ended June 30, 2002 and the expected statutory tax benefit of 34% is primarily due to our recording a full valuation allowance against our current year losses and the impact of foreign operations.

The Six Months Ended June 30, 2003 Compared with The Six Months Ended June 30, 2002

During the six months ended June 30, 2003, we incurred a net loss of $13.5 million compared to a net loss of $14.4 million for the six months ended June 30, 2002. Our operating loss was $12.8 million versus $13.3 million for the six months ended June 30, 2003 and 2002, respectively. Gross profit decreased from $34.8 million for the six months ended June 30, 2002 to $29.7 million for the six months ended June 30, 2003. Product development expenses increased by $0.4 million, selling and marketing expenses decreased by $8.1 million and general and administrative expenses decreased by $2.5 million from the six months ended June 30, 2002 to the six months ended June 30, 2003.

Revenues

Total Revenues. Total revenues decreased 17% from $54.4 million for the six months ended June 30, 2002 to $45.0 million for the six months ended June 30, 2003. This decrease resulted from decreased license and services revenues partially offset by increased maintenance revenues.

Software Licensing. Total software licensing revenues decreased 36% from $20.4 million for the six months ended June 30, 2002 to $13.1 million for the six months ended June 30, 2003 as a result of continued weakness in information technology spending, delayed or canceled purchasing decisions by customers due to the proxy contest with, and acquisition proposal from, Strategic Software Holdings (“SSH”), and phased purchasing by customers choosing to buy software in smaller increments rather than large strategic purchases. For the six months ended June 30, 2002 as compared to the same period in 2003 we experienced a 41% decrease in the number of license contracts exceeding $100,000 and a modest decrease in the average size of such contracts. Americas’ software licensing revenues decreased 45% from $12.3 million to $6.8 million, EMEA software licensing revenues decreased 20% from $5.6 million to $4.5 million and APAC software licensing revenues decreased 27% from $2.5 million to $1.8 million.

Services. Total services revenues decreased 27% from $14.9 million for the six months ended June 30, 2002 to $10.8 million for the six months ended June 30, 2003 due to the continued weakness in information technology spending, the conclusion of a major consulting engagement in the second quarter of 2002 that commenced in late 2001, as well as our decision to transition certain consulting engagements to our strategic partners as the Company focuses on the distribution of its solutions through indirect sales channels. In addition, lower license revenues generally translate into reduced future service opportunities. Americas’ services revenues decreased 21% from $8.0 million to $6.3 million, EMEA services revenues decreased 34% from $6.2 million to $4.1 million and APAC services revenues decreased 38% from $0.6 million to $0.4 million.

Maintenance. Total maintenance revenues increased 11% from $19.1 million for the six months ended June 30, 2002 to $21.1 million for the six months ended June 30, 2003 due primarily to the cumulative increase in licensing and related maintenance contracts to our worldwide customer base, combined with a significant portion of our worldwide customer base continuing to renew their maintenance contracts with Mercator. These factors offset the lower first year maintenance revenue generated as a result of lower license revenues. Americas’ maintenance revenues increased 3% from $12.0 million to $12.3 million, EMEA maintenance revenues increased 22% from $6.1 million to $7.4 million and APAC maintenance revenues increased 42% from $0.9 million to $1.3 million.

Cost of Revenues

Total Cost of Revenues. Total costs of revenues decreased 22% from $19.6 million for the six months ended June 30, 2002 to $15.4 million for the six months ended June 30, 2003 primarily due to reductions in services and maintenance personnel, partially offset by a non-cash stock option re-pricing benefit in 2002 as compared to no charge or benefit in 2003.

Total gross margins improved to 66% for the six months ended June 30, 2003 as compared to 64% for the six months ended June 30, 2002.

Cost of Software Licensing. Total software licensing costs decreased slightly from $0.3 million for the six months ended June 30, 2002 to $0.2 million for the six months ended June 30, 2003. Software licensing gross margin remained constant at 99% for the six months ended June 30, 2002 and 2003.

Cost of Services exclusive of Non-Cash Stock Option Re-Pricing Benefit. Total services costs decreased 27% from $13.7 million for the six months ended June 30, 2002 to $10.0 million for the six months ended June 30, 2003 primarily due to decreases in compensation as a result of headcount reductions and related decreases in travel and occupancy expenses. Total services gross margin remained constant at 8% for the six months ended June 30, 2002 and 2003.

Cost of Maintenance exclusive of Non-Cash Stock Option Re-Pricing Benefit. Total maintenance costs decreased 17% from $4.0 million for the six months ended June 30, 2002 to $3.3 million for the six months ended June 30, 2003. This decrease was due to a reduction in our maintenance workforce during 2002 and severance costs incurred in the second quarter of 2002. Total maintenance gross margin increased from 79% for the six months ended June 30, 2002 to 84% for the six months ended June 30, 2003.

Stock Option Re-Pricing Benefit. We recorded no charge or benefit for the six months ended June 30, 2003. We recorded a variable non-cash compensation benefit of $0.3 million for the six months ended June 30, 2002 for such re-priced options granted to personnel generating services and maintenance revenues. We also recorded a variable non-cash compensation benefit of $0.7 million for the six months ended June 30, 2002 for the re-priced options related to operating personnel (see below).

Amortization of Intangibles. Amortization of purchased technology intangible assets remained constant at $1.9 million for the six months ended June 30, 2003 and 2002.

Operating Expenses

Total Operating Expenses. Total operating expenses decreased 12% from $48.1 million for the six months ended June 30, 2002 to $42.5 million for the six months ended June 30, 2003. This decrease was attributable to (i) a net $8.1 million decrease in selling and marketing expenses primarily resulting from reductions in staff and related expenses initiated as part of our fiscal 2002 restructuring activities; (ii) a net $2.5 million reduction in general and administrative expenses (see below); offset by (iii) a net $0.4 million increase in product development costs; (iv) a $0.7 million non-cash stock option re-pricing benefit for the six months ended June 30, 2002, as compared to no charge or benefit for the six months ended June 30, 2003; and (v) a net $5.1 million restructuring charge recorded for the six months ended June 30, 2003 as compared to a $1.1 million net restructuring charge for the six months ended June 30, 2002.

Product Development exclusive of Non-Cash Stock Option Re-Pricing Benefit. Product development expenses increased 4% from $9.7 million for the six months ended June 30, 2002 to $10.1 million for the six months ended June 30, 2003 primarily due to increases in compensation, benefits and incentives as we modestly increased our headcount.

Selling and Marketing exclusive of Non-Cash Stock Option Re-Pricing Benefit. Selling and marketing expenses decreased 34% from $23.8 million for the six months ended June 30, 2002 to $15.7 million for the six months ended June 30, 2003. This decrease was primarily due to sales staff reductions as a result of the shift in our sales strategy from increasing the number of sales personnel to relying more heavily on systems integrators, application software and server companies and technology partners who co-sell, resell, embed or bundle our software and solutions, and lower comparative period revenues. Our compensation costs decreased by approximately $5.2 million and we significantly reduced spending for consulting, recruiting and travel.

General and Administrative exclusive of Non-Cash Stock Option Re-Pricing Benefit. General and administrative expenses decreased 18% from $13.6 million for the six months ended June 30, 2002 to $11.1 million for the six months ended June 30, 2003. In the six months ended June 30, 2003, we incurred $0.8 million of non-recurring costs in connection with the settlement of a proxy contest. Excluding these proxy costs, our general and administrative expenses decreased $3.3 million, primarily due to (i) reductions in legal fees and expenses of $1.4 million; (ii) bad debt reversals of $0.2 million in the six months ended June 30, 2003, as compared to expense of $0.5 million in the six months ended June 30, 2002; and (iii) reductions in headcount and related compensation, occupancy and travel, partially offset by an increase in insurance costs.

Stock Option Re-Pricing Benefit. As discussed above, we recorded a variable non-cash compensation benefit of $0.7 million for the six months ended June 30, 2002 related to the re-pricing of certain fixed stock option awards previously granted to certain product development, sales and marketing and general and administrative employees in November of 2000. There was no stock option re-pricing charge or benefit for the six months ended June 30, 2003.

Amortization of Intangibles. Amortization of intangible assets decreased 21% from $0.5 million for the six months ended June 30, 2002 to $0.4 million for the six months ended June 30, 2003, as certain intangibles were fully amortized during the first quarter of 2002.

Restructuring Charge. The restructuring charge of $5.1 million for the six months ended June 30, 2003 consists of $6.1 million in lease buyouts, facility related items and additional accruals for unoccupied lease space based on revised estimates for the commencement of future possible sublease activities, $1.5 million in fixed asset write-offs related to vacated facilities, $0.1 million in additional severance, offset by the reversal of $2.6 million in excess severance and lease related accruals. The restructuring charge of $1.1 million for the six months ended June 30, 2002 consisted of a $1.4 million increase in restructuring accruals for unoccupied lease space based on revised estimates for the commencement of future possible sublease activities, partially offset by the reversal of $0.3 million in excess severance and lease related accruals.

Foreign Currency Exchange Loss, Net

Foreign currency exchange loss, net increased to $0.4 million for the six months ended June 30, 2003 from $0.2 million for the six months ended June 30, 2002, primarily as a result of certain intercompany transactions denominated in British pound sterling, which have not been settled and which gave rise to a loss as a result of the strengthening of the British pound as compared to the U.S. dollar in the six months ended June 30, 2003.

Other Expense, Net

Other expense, net was $0.5 million for the six months ended June 30, 2003 as compared to $0.1 million for the six months ended June 30, 2002 primarily due to interest and fees incurred in connection with our credit facility with Wells Fargo Foothill.

Income Taxes

The benefit for income taxes was $0.1 million for the six months ended June 30, 2003 as compared to a provision of $0.8 million for the six months ended June 30, 2002. Our effective tax rate for the six months ended June 30, 2003 is a benefit of 1.0%, compared to an effective tax rate of 5.8% for the six months ended June 30, 2002. The difference between the income tax benefit for the six months ended June 30, 2003 and the expected statutory tax rate benefit of 34% is primarily due to our recording a full valuation allowance against our current year losses and the impact of foreign operations. The difference between the income tax expense for the six months ended June 30, 2002 and the expected statutory tax benefit of 34% is primarily due to our recording a full valuation allowance against our current year losses and the impact of foreign operations.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $10.2 million to $19.7 million at June 30, 2003 from $29.9 at December 31, 2002 due to (i) cash used in operations of $10.3 million; (ii) $1.3 million of principal payments under our Wells Fargo Foothill term loan; (iii) purchases of software and computer equipment of $0.8 million; and (iv) $0.7 of principal payments under insurance premium financing loans and capital leases; offset by (v) $1.6 million in proceeds from the financing of certain insurance premiums; and (vi) $0.8 million in proceeds from the exercise of stock options and purchases of stock under the ESPP.

Operating Activities

Operating activities consumed cash of $10.3 million during the six months ended June 30, 2003 compared to consuming cash of $4.7 million during the six months ended June 30, 2002. Our net loss was $13.5 million and $14.4 million for the six months ended June 30, 2003 and 2002, respectively, of which $4.2 million and $4.7 million, respectively, related to non-cash depreciation and amortization, as well as $1.5 million of non-cash asset impairments related to restructuring activities in 2003.

Net accounts receivable decreased 30% from $22.2 million at December 31, 2002 to $15.6 million at June 30, 2003 due primarily to a decline in our license revenues from $16.4 million in the fourth quarter of 2002, to $7.0 million in the first quarter of 2003 and $6.1 million in the second quarter of 2003. The number of days sales in net accounts receivable increased slightly from 62 days at December 31, 2002 to 64 days at June 30, 2003. The allowance for doubtful accounts decreased from $1.6 million at December 31, 2002 to $1.1 million at June 30, 2003 due to $0.3 million in write-offs against the allowance and $0.2 million in reversals of reserves no longer needed due to collections and the overall decrease in receivables.

Current liabilities decreased 15% from $55.3 million at December 31, 2002 to $46.9 million at June 30, 2003. Accounts payable decreased 19% from $5.8 million to $4.7 million due to the timing of payments. Accrued expenses and other current liabilities decreased 33% from $22.2 million to $14.9 million due primarily to the payment of approximately $5.6 million of 2002 bonuses and commissions and the payment of approximately $3.1 million of restructuring liabilities for severance and occupancy, partially offset by bonus and commission accruals of $1.7 million as of June 30, 2003. The current portion of deferred revenue decreased 5% from $24.0 million to $22.8 million.

Our short-term operating commitments include operating lease payments over the next twelve months of approximately $6.4 million, including approximately $1.2 million and $0.5 million, respectively, for certain unoccupied office space in Wilton, CT and in London, UK. While we are seeking to enter into sublease agreements relating to portions of these facilities, we have recorded restructuring charges for rent and related amounts through September 30, 2004 for Wilton, CT and December 31, 2004 for London, UK. If we are unable to enter into sublease agreements for these facilities providing for rent payments to us commencing by such dates, we may need to record additional charges for estimated future rent payments required to be made by us until such time as these spaces are sublet.

As of June 30, 2003, we have accruals of $0.3 million, after considering insurance recoveries, related to settlements associated with outstanding legal and other contingencies.

Investing Activities

Investing activities consumed cash of $0.8 million during the six months ended June 30, 2003 compared to providing cash of $1.4 million during the six months ended June 30, 2002. Investing activities for the six months ended June 30, 2003 consisted of an investment of $0.8 million for software and equipment primarily for the completion of our new enterprise customer relationship management and financial information systems. Investing activities for the six months ended June 30, 2002 included a $1.5 million net investment in furniture, fixtures and equipment offset by a net $2.9 million decrease in restricted collateral deposits in connection with facility leases.

Our capital expenditures are expected to be approximately $2.8 million for the next twelve months. In addition, capital lease commitments over the next twelve months are approximately $0.7 million.

Financing Activities

Financing activities provided cash of $0.4 million during the six months ended June 30, 2003, as compared to providing cash of $2.8 million during the six months ended June 30, 2002. Financing activities for the six months ended June 30, 2003 included (i) $1.6 million in proceeds from the financing of certain insurance premiums; (ii) $0.8 million in proceeds from the exercise of stock options and purchases of stock under the ESPP; partially offset by (iii) $1.3 million of principal payments under the Wells Fargo Foothill Credit Facility; and (iv) $0.7 million of principal payments under insurance premium financing loans and capital leases. Financing activities for the six months ended June 30, 2002 included (i) $1.5 million in proceeds from the financing of certain insurance policy premiums; (ii) $1.8 million of proceeds from employee stock plan purchases and the exercise of warrants and stock options; partially offset by (iii) $0.4 million of principal payments under insurance premium financing loans and capital leases; and (iv) $0.2 million of expenses relating to our December 2001 private placement issuance of stock to certain investors.

Current portion of long-term debt commitments are approximately $4.6 million at June 30, 2003 (see Note 7 of Notes to Consolidated Condensed Financial Statements).

Cash Flow and Funding Requirements

On August 2, 2003, we entered into an Agreement and Plan of Merger (“the Merger Agreement”), pursuant to which Ascential Software Corporation (“Ascential”), through its wholly owned subsidiary, has offered to acquire all of the outstanding shares of the Company for cash of $3.00 per share. The transaction contemplated in the Merger Agreement and the Offer is subject to certain conditions, including regulatory approvals. Upon completion of the transaction contemplated by the Merger Agreement, the Company will become a wholly-owned subsidiary of Ascential and cease to be a publicly held Company. (See Note 11 of Notes to Consolidated Condensed Financial Statements.)

We had a net working capital deficit of $6.6 million as of June 30, 2003 and utilized $10.3 million of cash in our operations for the six months ended June 30, 2003. If the acquisition by Ascential is not completed, we may need to either pursue discussions with other interested parties regarding a strategic transaction, or to further reduce our workforce in the fourth quarter of 2003 in order to preserve cash and continue to meet anticipated working capital and other commitments (see “Contractual Obligations” below). The magnitude of the restructuring would depend on our projections of future levels of revenues. If the Merger Agreement is terminated, under certain circumstances, we could be required to pay a “break-up” fee of $4.0 million and Ascential’s expenses of up to $1.5 million, and such payments could cause us to be in default under the EBITDA and other covenants of our term loan facility. In the event of a default, we could be required to repay such debt, unless we are able to obtain a waiver or amendment of these covenants.

Our contractual obligations and commitments at June 30, 2003 are as follows (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
Long-term debt	$8,750	$2,500	$6,250	$—	$—
Insurance premium financing	1,539	1,539	—	—	—
Capital lease obligations	1,309	532	777	—	—
Operating leases	45,218	6,398	10,905	8,837	19,078
Legal settlements (1)	440	253	187	—	—

Totals	$57,256	$11,222	$18,119	$8,837	$19,078

(1)	Excludes $0.4 million value of a warrant issued in connection with legal settlement in 2002, as such warrant may be settled in either cash or shares of our Common Stock (see Note 8 of Notes to Consolidated Condensed Financial Statements).

If current cash, cash equivalents, cash that may be generated from operations and cash, if any, available under our credit facility are not sufficient to satisfy our liquidity requirements in the event a strategic transaction is not consummated, we will likely attempt to sell additional equity securities and/or debt securities. Additionally, in such case, we may consider the sale of certain of the Company’s assets or lines of business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all. A failure to obtain such financing may adversely impact our business. In addition, if we are unable to generate substantial improvements in cash flows, our goodwill may become impaired and we would have to record a charge for impairment, which may be material to our financial position and results of operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred as opposed to recognition on the date an entity commits to an exit plan as previously required under EITF Issue No. 94-3. The Company adopted SFAS No. 146 for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not significantly impact the timing of recognition of restructuring charges.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 9 of Notes to Consolidated Condensed Financial Statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for an entity’s voluntary change to the fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures and specifies the form, content and location of those disclosures in both annual and interim financial statements regarding the method of accounting used for stock-based employee compensation and its effect on reported results. This Statement is effective for fiscal years ending after December 15, 2002. As the Company continues to account for employee stock-based compensation under APB 25, “Accounting for Stock Issued to Employees”, and the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 during the three months ended June 30, 2003, the adoption of SFAS No. 148 did not impact the Company’s financial position or results of operations. The FASB recently indicated that they would require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition will be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Our quarterly and annual operating results are volatile and difficult to predict and may cause our stock price to fluctuate

Our quarterly and annual operating results have varied significantly in the past and may continue to do so in the future. We had operating losses for the six months ended June 30, 2003 and for the year ended December 31, 2002 and may continue to have losses in the future. In the past, our operating results were below the expectations of public market analysts and investors, and below guidance we had given to investors. In addition, due to the buying habits of our customers, we generally consummate our license agreements, and consequently recognize a substantial portion of our quarterly software licensing revenues in the last month of each quarter, further complicating our ability to predict our results in advance. This difficulty in predicting our results may persist in the future and if our revenues and operating results do not meet expectations, our stock price could further decline which may result in, among other things, potential customers and partners choosing to purchase from or work with other vendors.

In 2001 and 2002, we announced restructuring plans to reduce our cost structure. These plans consisted of certain workforce reductions across the Company, closing and reducing some of our office facilities. During that time, we also began implementing a strategic plan to provide greater focus on partnerships and industry-ready integration solutions (“Industry-Ready Integration Solutions”) for targeted vertical markets. Our restructuring plans that have been and will be implemented remain unproven, and could result in increased volatility in and have an adverse effect on our stock price. Our focus on partnerships and Industry-Ready Integration Solutions for targeted vertical markets may result in longer sales cycles. Any delay in obtaining customer contracts may have an adverse impact on operating results. We believe that investors should not rely on period-to-period comparisons of our results of operations, as they are not necessarily indications of our future performance.

We have been and may continue to be impacted by the overall economy, international affairs and the downturn in information technology spending

As a result of, among other things, continuing unfavorable economic conditions and concerns about international affairs (including the recent war in Iraq, unrest in the Middle East and Asia), we have seen many companies, including certain in our vertical markets, reduce and/or defer information technology spending. Additionally, socio-economic factors including continued unrest in international affairs and the recent outbreak of the Severe Acute Respiratory Syndrome (SARS) could impact our ability to travel to and from and access certain international markets. As a result of these and other matters, our software licensing revenues have declined in the first and second quarters of 2003 and fiscal year 2002 in total and as a percentage of our total revenues as compared to the prior year. In particular, sales to e-commerce and Internet businesses, value-added resellers and independent software vendors were adversely impacted during the first and second quarters of 2003 and during the years 2002 and 2001. Sales to financial services firms had been impacted in the first and second quarters of 2003, during the year 2002 and the fourth fiscal quarter of 2001. If the unfavorable economic conditions with respect to information technology spending in the United States continue and/or worsen, or if a wider global slowdown continues and/or worsens, we may experience a material adverse impact on our revenues and collections of our accounts receivable as well as our overall operating results, and the value of our goodwill or purchased technology may become impaired.

If the Merger Agreement with Ascential is terminated, we could be required to pay termination fees and certain other expenses that could cause us to be in default under our credit facility, and to pursue other strategic alternatives or restructuring

On August 2, 2003, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Ascential Software Corporation (“Ascential”), through its wholly owned subsidiary, has offered to acquire all of the outstanding shares of the Company for cash of $3.00 per share. The transaction contemplated in the Merger Agreement and the Offer is subject to certain conditions, including regulatory approvals. Upon completion of the transaction contemplated by the Merger Agreement, the Company will become a wholly-owned subsidiary of Ascential and cease to be a publicly held Company. (See Note 11 to Notes to Consolidated Condensed Financial Statements.)

The Merger Agreement provides that, subject to certain exceptions, following satisfaction or waiver of the conditions of the Offer, Purchaser will purchase all of the outstanding Mercator Shares validly tendered pursuant to the Offer and not withdrawn. The Offer is subject to certain conditions, including, among others, the receipt of tenders of at least 51% of the outstanding Mercator Shares, on a fully diluted basis. If the Merger Agreement is terminated prior to consummation of the Offer, we will, under certain circumstances, be required to pay Ascential a termination fee of $4.0 million and Ascential’s expenses up to $1.5 million. Such payments could cause us to be in default under the EBITDA and other covenants of our credit facility. In the event of a default, we could be required to repay such debt, unless we are able to obtain a waiver or amendment of these covenants.

Additionally, if the acquisition by Ascential is not completed, we may need to either pursue discussions with other interested parties regarding a strategic transaction, or to further reduce our work force in order to preserve cash and continue to meet anticipated working capital and other commitments.

Our future success depends on retaining our key personnel and attracting and retaining additional highly qualified employees

Other than Roy King, our Chairman, Chief Executive Officer and President, all of our employees are employed at-will and we have no fixed-term employment agreements with our employees (Ascential has entered into agreements with certain of our employees that would become effective upon completion of its tender offer). The loss of the services of any of our key employees could harm our business.

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

It would be difficult for us to materially or immediately adjust our spending if we experience revenue shortfalls

Our revenues have been and will continue to be difficult to predict. We have in the past failed and may continue to fail to achieve our revenue expectations or any revenue level that would ultimately enable us to operate profitably. Our expense levels are based, in part, on our expectation of future revenues, and expense levels are, to a significant extent, fixed in the short term. We may be unable to materially adjust spending in a timely manner to compensate for revenue shortfalls. If revenue levels are below expectations for any reason, our operating results and cash flows are likely to be harmed. Net income may be disproportionately affected by a reduction in revenue because large portions of our expenses are related to headcount that may not be easily reduced without harming our business. If cash flows are negatively impacted, there can be no assurance that our existing cash and availability, if any, under our credit facility will be sufficient to meet our cash needs or that we will comply with the covenants set forth in our financing agreement. In 2002, we announced certain restructuring plans aimed at reducing expenses. There can be no assurance that such reductions will ultimately enable us to operate profitably. Furthermore, the further reduction of expenses may impact our ability to develop, introduce and market new products or enhancements to existing products necessary to compete effectively in the marketplace.

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

Our credit facility contains covenants that we must maintain in order to access the facility

In December 2002, the Company entered into a Loan Agreement with Wells Fargo Foothill, which provided for a $20 million credit facility. Upon closing, the Company drew down $10 million to supplement its cash position. The term loan and other availability under the Loan Agreement is conditioned upon the Company complying with certain covenants relating to, among other things, EBITDA results, maintenance revenue levels and limitation on capital expenditures. The Company has in the past, and may in the future, be required to secure waivers from Wells Fargo Foothill with respect to certain of its obligations under the Loan Agreement. Failure by the Company to comply with any of the covenants, or any default by the Company under the terms of the Loan Agreement (including a change of control, as defined in the Loan Agreement), could cause Wells Fargo Foothill to call the facility in default, requiring us to repay amounts under the loan plus penalties, and harm our business by, among other things, adversely impacting our cash position.

We may have difficulty raising additional funding

If current cash, cash equivalents, cash that may be generated from operations and funds available, if any, under our credit facility are deemed to be insufficient to satisfy our liquidity requirements (and a strategic transaction is not consummated), we may attempt to sell additional equity securities, debt securities and/or certain assets of the Company. The sale of additional equity or equity-related securities, if achieved, would result in additional dilution to our stockholders. There can be no assurance that financing of any kind will be available in amounts or on terms acceptable to us, or at all. A failure to obtain such financing may adversely impact our business. In addition, if we are unable to generate substantial improvements in cash flows, our goodwill may become impaired and we would have to record a charge for impairment, which may be material to our financial position and results of operations.

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

We may face significant risks in our international operations

International revenues accounted for approximately 40% and 43% of our total revenues for the three and six months ended June 30, 2003, respectively, and 38% of our total revenues for the year ended December 31, 2002. Successful operation of our international sales and marketing efforts requires management attention and financial resources. Additionally, significant time is required to customize our products for selected international markets and to focus on the development of international sales and support channels. We have recently reduced and consolidated certain of our international operations as we focus more on expanding distribution through independent resellers and strategic partners, which may adversely impact our ability to market and sell our products internationally. International operations involve a number of additional risks, including the following:

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

In certain cases, international license, service and other revenues are denominated in foreign currencies. During the six months ended June 30, 2003 and during the year 2002, we did not engage in foreign currency hedging transactions. However, to the extent revenues may increase in international markets, exposures to gains and losses on foreign currency transactions may increase. We may choose to limit our exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. The currency exchange strategy that we adopt may not be successful in eliminating exchange-related losses. In addition, the above-listed factors may cause a decline in our future international revenue and, consequently, may harm our business. We may not be able to sustain or increase revenue that we derive from international sources.

We may experience difficulties in developing and introducing new or enhanced products necessitated by technological changes

Our future success will depend, in part, upon our ability to anticipate changes, to enhance our current products and to develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers and applicable mandates and standards. Development of enhancements to existing products and new products depend, in part, on a number of factors, including the following:

•	our planned acquisition by Ascential;

•	the availability of cash to fund development;

•	the timing of releases of new versions of applications systems by vendors;

•	the introduction of new applications, systems or computing platforms;

•	the timing of changes in platforms;

•	the release of new standards or changes to existing standards; and

•	changing customer requirements.

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

We may not successfully expand our sales and distribution channels

An integral part of our strategy is to expand our sales channels, including strategic partners, value-added resellers, application software and server companies, independent software vendors, systems integrators and distributors. While we believe this will prove to be a successful strategy, such sales may be at lower unit prices, may limit our direct contact with customers (potentially inhibiting future follow-up sales) and place us in a position of depending upon the reseller to achieve customer satisfaction, and could result in these resellers selling to customers to whom we may otherwise have sold directly. For the three and six months ended June 30, 2003 and for the year ended December 31, 2002, 64%, 64% and 46%, respectively, of our total license revenues were influenced by these sources. We may not be successful in increasing our sales influenced by indirect sales channels. If we are successful in increasing our sales influenced by indirect sales channels, we expect that those sales may be at lower per unit prices than sales through direct channels, and revenue we receive for each sale will be less than if we had licensed the same product to the customer directly. As a result, our ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered.

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

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do which may influence prospective customers to purchase comparable products and services from them instead of us. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, or devote greater resources than we do to the development, promotion and sale of their products. Accordingly, we may not be able to compete effectively in our target markets against these competitors.

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

In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have particularly affected the market prices for the stock of technology companies. These broad market fluctuations may cause the market price of our Common Stock to decline. The high and low sale prices of our Common Stock as reported on the NASDAQ National Market System for the past three years and for the first and second quarters of 2003 are listed below.

	Reported Sale Price
	High	Low
2000
First Quarter	$149.875	$47.00
Second Quarter	84.00	26.75
Third Quarter	70.375	13.438
Fourth Quarter	16.188	2.81

2001
First Quarter	12.188	3.25
Second Quarter	3.75	1.40
Third Quarter	2.47	0.95
Fourth Quarter	9.44	1.09

2002
First Quarter	10.15	3.91
Second Quarter	5.65	1.38
Third Quarter	1.97	1.09
Fourth Quarter	1.42	0.54

2003
First Quarter	1.92	0.90
Second Quarter	1.85	1.26

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

Our stockholder rights plan, corporate governance structure and governing law may delay or prevent our acquisition by another company

Our corporate governing documents as well as Delaware law contain provisions that could make it more difficult for a third party to attempt to acquire or gain control of our Company. These provisions include:

•	our Board of Directors can issue shares of preferred stock without any vote or action by the stockholders and this stock could have rights superior to those of existing stockholders and could impede the success of any acquisition attempt by another company;

•	we adopted a stockholders rights plan which permits existing stockholders to purchase a substantial number of shares at a substantial discount to the market price if a third party attempts to gain control on a large equity position in our Company (we have agreed that the rights plan will not be applicable to our proposed transaction with Ascential);

•	a stockholder must give our Board of Directors prior notice of a proposal to take action by written consent;

•	a stockholder must give advance notice to the Board of Directors before stockholder-sponsored proposals may receive consideration at annual meetings and before a stockholder may make nominations for the election of directors;

•	vacancies on the Board of Directors may be filled until the next annual meeting of stockholders only by majority vote of the directors then in office; and

•	stockholders cannot call special meetings of stockholders.

We are also governed by Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with any interested stockholder, as defined by that statute. Our stockholder rights plan, our charter, bylaws and the provisions of Section 203 could make it more difficult for a third party to acquire control of our outstanding voting stock and could delay or prevent a change in our control (we have agreed that Section 203 will not be applicable to our proposed transaction with Ascential).

In addition, we have arrangements with certain officers and other option holders, which provide for benefits upon a change in control, which could also delay or impede an acquisition.

Future sales of our Common Stock by our stockholders could cause our stock price to decline

As of August 8, 2003, we have outstanding warrants to purchase an aggregate of 1,133,119 shares of Common Stock and also options to purchase an aggregate of 11,031,784 shares of Common Stock granted under our directors’ and employee option plans. The number of shares issuable upon exercise of warrants are subject to adjustment pursuant to anti-dilution provisions. Holders of such warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided in such warrants and options. Further, while these warrants and options are outstanding, our ability to obtain additional financing on favorable terms could be affected. Exercise of warrants and options may result in dilution to existing stockholders.

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

Foreign Currency Exchange Rates

Operations outside of the U.S. expose us to foreign currency exchange rate changes and could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. During the three and six months ended June 30, 2003, and for the year ended December 31, 2002, 40%, 43% and 38%, respectively, of our total revenue was generated from international sources. Additionally, the net assets of our foreign subsidiaries totaled approximately 69% and 63%, respectively, of consolidated net assets as of June 30, 2003 and December 31, 2002. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the U.S. primarily through wholly-owned subsidiaries in the United Kingdom, France, Germany, Netherlands, Spain, Singapore, Hong Kong, Australia and Japan. These foreign subsidiaries predominantly use local currencies as their functional currency, as certain sales are generated and expenses are incurred in such currencies. Foreign currency gains and losses will continue to result from fluctuations in the value of the currencies in which we conduct our operations as compared to the U.S. dollar. In relation to the above, we continue to evaluate different hedging strategies and at this time, we do not believe that possible near-term changes in exchange rates will result in a material effect on our future earnings or cash flows and, therefore, have chosen not to enter into foreign currency hedging instruments. There can be no assurance that this approach will be successful, especially in the event of a sudden and significant decline in the value of foreign currencies relative to the United States dollar.

As of June 30, 2003, we have a significant intercompany balance, denominated in the Great Britain pound, with our subsidiary in the United Kingdom. A hypothetical 1% adverse change in the price of the Great Britain pound relative to the U.S. dollar would result in a $0.1 million foreign currency exchange loss in our results of operations arising from this intercompany balance.

Interest Rates

We invest our cash in a variety of financial instruments, principally through money market funds. These money market funds are dollar value funds consisting principally of investments in commercial paper, interest-bearing demand deposit accounts with financial institutions and highly liquid debt securities of corporations, municipalities and the U.S. Government. The majority of our investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are primarily invested in short-term deposits of the local operating bank.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 25, 2002, a shareholder derivative action was filed in Connecticut Superior Court, naming as defendants the Company, Ira Gerard, and directors Constance Galley, James Schadt, Dennis Sisco, and Ernest Keet. The complaint in the derivative action alleges, among other things, that the defendants made material misrepresentations and omissions to the investing public during the period from April 20, 2000 through August 21, 2000, and asserts claims for breaches of fiduciary duty, gross negligence, breach of contract and seeks an unspecified award of damages as well as plaintiffs costs and attorney fees. The facts alleged in the derivative action are virtually identical to the allegations in the consolidated shareholder class action that had been settled in 2002. On June 27, 2003, the Company entered into a stipulation of settlement to settle this litigation. Pursuant to this stipulation, the Company has agreed to adopt specific amendments to its Audit Committee Charter as well as Board orientation materials, and to keep them in effect, in substantially similar form, except as otherwise required by law, for a period of three years. Additionally, the Company’s directors and officers liability insurance carrier has agreed to pay Plaintiffs’ Counsel attorneys’ fees and expenses of $150,000. A hearing for final court approval is scheduled for September 2, 2003.

The Company also has other litigation of a nature considered normal to its business which is pending against the Company. As of June 30, 2003, the Company has accrued approximately $0.3 million, excluding certain settlement amounts related to previously settled litigation, and after considering any insurance recoveries, for the aggregate amount of the other contingencies described above.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2003, at Mercator’s Annual Meeting of Stockholders, the stockholders approved the proposals listed below. Proxies were solicited by Mercator pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

As of April 7, 2003, the record date for the Annual Meeting, there were 35,168,315 total shares of Mercator Common Stock outstanding and entitled to vote, of which 33,319,220 were present in person by proxy and voted at the meeting.

1.	Proposal to elect seven directors of the Company, each to serve until the next Annual Meeting of Stockholders and until his or her successor has been elected and qualified or until his or her earlier resignation, death or removal.

	For	Withheld
Constance F. Galley	31,612,335	1,706,885
Ernest E. Keet	32,252,764	1,066,456
Roy C. King	31,935,335	1,383,885
Michael E. Lehman	32,250,762	1,068,458
James P. Schadt	31,970,710	1,348,510
Dennis G. Sisco	31,989,913	1,329,307
Mark C. Stevens	31,995,432	1,323,788

2.	Proposal to ratify the selection of KPMG LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003.

For	33,209,363
Against	72,969
Abstain	36,888

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

Mercator Software, Inc. filed two current reports on Form 8-K in the second quarter of 2003. On April 21, 2003, the Company filed an 8-K to announce that the Board of Directors of the Company reached an agreement with Strategic Software Holdings and various affiliates thereof (collectively, “SSH”) pursuant to which SSH agreed (i) to immediately terminate its pending proxy contest against the Company and (ii) not to pursue its previously announced proposal to acquire the Company. On April 29, 2003, the Company filed an 8-K, which furnished the Company’s earnings release with respect to the financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercator Software, Inc.

Dated: August 14, 2003

By:	/s/ ROY C. KING
Roy C. King
Chairman of the Board of Directors, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ KENNETH J. HALL
Kenneth J. Hall
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.49	Second Amendment to, and Waiver under, Loan and Security Agreement dated July 18, 2003, by and among Mercator Software, Inc., Mercator Software Limited and Wells Fargo Foothill, Inc.

10.50	Third Amendment to Loan and Security Agreement dated July 31, 2003, by and among Mercator Software, Inc., Mercator Software Limited and Wells Fargo Foothill, Inc.

31.1	Certification by the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002